Form 10QSB
period 1995-06-30
EFI ELECTRONICS CORP
filed 1995-08-22
CIK 785970

FORM 10-QSB
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                 (Mark one)

                   x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended           June 30, 1995

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                 to

                             Commission file number: 0-15967

                               EFI ELECTRONICS CORPORATION
            (Exact name of small business issuer as specified in its charter)

                      Delaware                         75-2072203
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification Number)

                    2415 South 2300 West, Salt Lake City, Utah 84119
                        (Address of principal executive offices)

           Registrant's telephone number, including area code: (801) 977-9009


x Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Number of shares of the registrant's common stock outstanding at June 30,1995:
3,173,749

INDEX TO FORM 10-QSB

PART I    FINANCIAL INFORMATION                                        PAGE

        Item 1.  Financial Statements

                  Balance Sheets as of June 30, 1995 (Unaudited)  and
                  March 31, 1995 (Restated). . . . . . . . . . . . . .   3

                  Statements of Operations for the periods ended
                  June 30, 1995 and June 30, 1994 (Unaudited). . . . . . 4

                  Statements of Cash Flows for the periods ended
                  June 30, 1995 and June 30, 1994 (Unaudited). . . . . . 5

                  Notes to Financial Statements (Unaudited). . . . . . . 6


        Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations . . . . . . . . . . . . . . . . . . . . . .  8


PART II   OTHER INFORMATION


        Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . 10
BALANCE SHEETS
June 30, and March 31, 1995                   JUNE 30        MARCH 31
                                           (Unaudited)       (as Restated)
ASSETS
Current assets:
        Cash and cash equivalents          $    9,600    $      96,259
        Receivables                         3,582,870        3,125,562
        Inventories                         2,025,304        2,597,400
        Prepaid expenses                       97,616           65,806
                 Total current assets       5,715,390        5,885,027
Property - net                              2,016,077        2,423,402
Other assets:
        Investment in joint venture            66,979           49,880
        Other assets                          227,960          249,994
        Total other assets                    294,939          299,874
        Total assets                      $ 8,026,406      $ 8,608,303


LIABILITIES
Current liabilities:
  Current installments of notes payable   $   614,948      $   614,948
        Accounts payable                    1,717,428        1,841,741
        Accrued liabilities                   606,112          647,163
          Total current liabilities         2,938,488        3,103,852
Notes Payable, less current installments    2,837,142        3,068,711
                 Total liabilities          5,775,630        6,172,563

STOCKHOLDERS' EQUITY
        Common stock                              369              357
        Common stock to be issued for
          settlement of litigation                  0           75,000
        Additional paid-in capital          1,299,282        1,120,021
        Retained earnings                   2,567,686        2,856,923
                 Total                      3,867,337        4,052,301
        Less:
          Treasury stock, at
            cost - 511,070 shares          (1,460,012)      (1,460,012)
          Stock subscriptions and
            interest receivable
            from management and employees    (156,549)        (156,549)
Total stockholders' equity                  2,250,776        2,435,740
Total liabilities and
  stockholders' equity                    $ 8,026,406      $ 8,608,303


                    See notes to financial statements.
STATEMENTS OF OPERATIONS
For the three months ended June 30,              1995                      1994
                                            (Unaudited)              (Unaudited)

Sales                                     $ 3,150,854               $ 2,858,083
Cost of sales                               2,141,399                 1,627,991
Gross profit                                1,009,455                 1,230,092
Operating expenses:
        Selling, general and
        administrative expenses            1,117,036                 1,036,614
      Research and development              141,218                   172,002
               Total operating expenses   1,258,254                 1,208,616
Operating income (loss)                      (248,799)                   21,476
Other income (expense):
  Equity in earnings of joint venture          17,099                    19,993
Interest expense, net of interest income    (57,537)                 (30,583)
        Total other expense                   (40,438)               (10,590)
Income (loss) before income taxes            (289,237)                   10,886
Benefit from (provision for) income taxes           0                 (3,810)
Net income (loss)                         $  (289,237)              $  7,076
Net income (loss) per common
  and common equivalent share.                $ (0.09)                     Nil
Weighted average shares and
  common equivalent shares outstanding      3,080,638               2,675,202




                           See notes to financial statements.
STATEMENTS OF CASH FLOWS
For the three months ended June 30,                      1995       1994
                (Unaudited) (Unaudited)

Cash flows provided from operating activities:
        Net income (loss)                          $ (289,237)    $    7,076
        Adjustments to reconcile net income (loss)
        to net cash provided by(used in) operating
        activities:
                 Depreciation                         188,201        164,893
                 Amortization                          10,121            350
                 Equity in earnings of joint venture  (17,099)       (19,993)
                 Stock subscriptions interest
                  receivable                                0        (23,033)
                 Increase (decrease) in cash,
                  net of the sale of the UPS line,
                  due to change in:
                      Receivables                      36,190         47,606
                      Inventories                      88,350        (34,395)
                      Prepaid expenses                (31,810)       (48,943)
                      Other assets                     11,913              0
                      Accounts payable               (124,313)       (80,084)
                      Accrued liabilities            (150,094)        43,840
                 Net cash provided by (used in)
                  operating activities               (277,778)        57,317

Cash flows from investing activities:
        Capital expenditures                          (71,833)      (290,571)
        Decrease in other assets                            0            500
        Sale of fixed assets related to UPS line      290,957              0
        Proceeds from sale of UPS line                 99,291              0
        Net cash provided by (used in) investing
         activities                                   318,415        (290,071)
Cash flows from financing activities:
        Net borrowing (repayments) under
         revolving credit agreement                   (80,489)        231,682
        Principal payments on notes payable          (151,080)              0
        Proceeds from sale of common stock            104,273               0

        Net cash provided by (used in)
         financing activities                        (127,296)        231,682

Net decrease in cash and cash equivalents             (86,659)         (1,072)
Cash and cash equivalents at beginning of period       96,259          25,640

Cash and cash equivalents at end of period         $    9,600       $  24,568



Supplemental disclosures of cash flow information:
        Cash paid during the period for:
                 Income taxes                          $    0         $     0

                 Interest                         $    57,537       $  55,289


Supplemental disclosures of non-cash investing
  and financing activities:
        Common stock  issued for legal settlement  $   75,000         $     0




                           See notes to financial statements.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


In the opinion of Management, the accompanying financial statements contain adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of EFI Electronics Corporation (the "Company") at June 30, 1995, and the results of its operations and its cash flows for the periods ended June 30, 1995 and June 30, 1994. The results of operations for the period ended June 30, 1995 are not necessarily indicative of results for the full year period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's 1995 Annual Report to Shareholders.

Certain 1994 balances have been reclassified to conform to the current year's presentation. These reclassifications had no impact on total assets, liabilities, or net income.

1.  RECEIVABLES

Receivables consisted of the following at June 30,  and March 31, 1995:
                                     June 30                  March 31
                                           (Unaudited)

Trade receivables                $ 2,646,709               $ 2,744,890
Receivable from UPS sale             493,498                         0
Warranty premium receivable           17,643                    27,745
Income tax refund                    536,670                   536,670
                                   3,694,520                 3,309,305
Allowance for doubtful accounts     (111,650)                 (183,743)
Total Receivables                $ 3,582,870               $ 3,125,562

2.  INVENTORIES

Inventories consisted of the following at June 30 and March 31, 1995:
                                   June 30                    March 31
                                  (Unaudited)               (as Restated)

Raw materials                    $ 1,351,463               $ 1,620,232
Work-in-process                      374,298                   342,406
Finished goods                       299,543                   634,762
Total                            $ 2,025,304                $2,597,400

3.  NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Net income (loss) per common and common equivalent share is computed based on the number of common and dilutive common stock equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon exercise of options or warrants, after the assumed repurchase of common shares with the related proceeds. The stock subscriptions receivable are treated as warrants for purposes of this computation.

4. BENEFIT FROM (PROVISION FOR)  INCOME TAX

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income taxes are provided primarily for the temporary difference between financial reporting and income tax recognition of depreciation. Research and development tax credits are used to reduce income

NOTES TO FINANCIAL STATEMENTS - Continued (Unaudited)

taxes payable in the year such credits are realized. The Company recognized no benefit from income tax for the losses generated during the three months ended June 30, 1995 because of the uncertainty associated with the realization of the benefit.

5.  NOTES PAYABLE

At June 30 and March 31, 1995 notes payable consisted of the following:
                                   June 30, 1995             March 31, 1995
Collateralized promissory note   $ 2,000,639               $ 2,137,019
Revolving line of credit           1,378,301                 1,458,790
Uncollateralized promissory
 note to former president
  (see note 8, FY 1995 10-KSB)        73,150                    87,850

                                   3,452,090                 3,683,659
Less current installments of
 long-term debt                     (614,948)                 (614,948)
Total notes payable, less
 current installments            $ 2,837,142               $ 3,068,711

The collateralized notes and revolving line of credit contain financial covenants, the most restrictive of which require the Company to maintain not less than $2,700,000 of tangible net worth and a debt to net worth ratio not to exceed 2.27 to 1. At March 31, 1995, the Company was in violation of these two covenants. Appropriate waivers have been obtained from Key Bank as of March 31, 1995, and through June 30, 1996, at which time the Company intends to be in compliance with the covenants.

6. POSSIBLE TAX LIABILITY

It has come to the attention of management that there is a possible tax liability related to prior years' income and payroll taxes. The Company has not received its 1994 Federal Income Tax refund of $111,440 and it is possible that this refund has been offset against a tax liability being asserted by the IRS, and not offset against payroll taxes owed in 1994, as management believed, creating a potential additional tax liability of approximately $111,000. Management is currently working with the Internal Revenue Service to determine the disposition of the 1994 Federal Tax refund and if, in fact, there is a tax liability the Company is not aware of related to prior years. It is expected that this issue will be resolved during the 2nd Quarter of FY 1996. Since management believes that any additional tax liability is not probable they have elected not to recognize any additional liability at June 30, 1995.

7. RESTATEMENT OF FY 1995 FORM 10-KSB

During August 1995 the Company determined that payroll tax expense, cost of goods, cash, inventories and accrued liabilities for the year ended March 31, 1995 were incorrect. Additionally, a legal dispute was settled subsequent to March 31, 1995 that was not properly reflected in the March 31, 1995 financial statements. As a result, the financial statements for the year ended March 31, 1995 will be restated to reflect the appropriate account balances. The
Company will amend form 10-KSB filed with the Securities and Exchange Commission to reflect this restatement. The effect of the restatement is as follows:

                                                     As Previously     As
                                                     Reported         Restated
        Balance Sheet:
                 Cash and cash equivalents        $   354,186       $   96,259
                 Inventories                        2,897,409        2,597,400
                 Accrued liabilities                  551,929          647,163
                 Common stock to be issued
                  for legal settlement                      0           75,000
                 Retained earnings                  3,585,093        2,856,923

NOTES TO FINANCIAL STATEMENTS - Continued (Unaudited)

Statement of Operations:
                 Cost of sales                      8,938,354        9,143,371
                 Selling, general and
                  administrative expenses           4,864,797       5,312,950
                 Legal settlement                           0          75,000
                 Net loss                           1,981,407       2,709,577
                 Net loss per common and
                  common equivalent share                (.74)          (1.01)

        Statement of Cash Flows:
                 Cash flow from operating activities  316,654         (16,273)

The restatements have been made to the March 31, 1995 balances appearing in this form 10-QSB.



Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations:

Net Sales for the three months ended June 30, 1995 increased $293 thousand (10%) compared to the three months ended June 30, 1994.

Sales revenue of plugin products increased more than $400 thousand (25%)
from period to period representing a unit sales increase of 36%. In July 1994 the Company reduced its retail pricing of plugin products by up to 25% in order to increase total unit and sales volume. This occurred coincident with significant cost decreases in manufacturing. Total plugin revenue and unit sales increases since that time have occurred in a market where some competitors are experiencing overall declining or flat sales.

Panel sales decreased by $153 thousand or 20% year to year. In the three months ended June 30, 1994, panel sales included $170 thousand of revenue from one time end user sales of custom products. The core panel business is growing steadily and is expected to increase at a more rapid rate during the rest of the fiscal year due to certain distribution agreements that are in the process of negotiation.

UPS and other product revenue increased by $46 thousand.

Gross Profit on sales for the three months ended June 30, 1995, decreased $221 thousand from the first three months of last year. Gross profit as a percentage of sales for the three months ended June 30, 1995 decreased to 32% compared to 43% for the three months ended June 30, 1994. This decline was the result of several factors.

        Margins on plugin products declined by nearly 10 percentage points due to a significant change in product mix. The Company's high end, high margin plugin products decreased from 35% to 26% of total plugin sales while its low end plugstrips and specialty military plugstrip models increased by 8% of plugin sales, both of which have much lower margins. This change in plugin mix caused a $208 thousand decline in margin compared to last year.

        The above described panel sales decrease reduced total margins since these products are highly profitable. The effect of this decrease lowered margins by $92 thousand.

        While UPS and other sales increased, gross profit as a percentage of revenue for this segment are approximately half of plugin and panel products, causing a decrease in gross margin percentage.

        These negative trends were partially offset by reductions in manufacturing costs of $96 thousand.
Management's Discussion and Analysis of
Financial Condition and Results of Operations (cont'd)

Operating Expenses for the three months ended June 30, 1995 increased $50 thousand or 4%, compared to the three months ended June 30, 1994.

As previously reported, the Company is starting up a new Network Response Systems (NRS) division based on proprietary software owned by EFI. Costs associated with this startup were $86 thousand in the first quarter. In addition, the Company incurred $30 thousand of legal and professional costs associated with the settlement of certain litigation in which the Company has been involved and a potential acquisition that the Company was pursuing. Offsetting these increases was a $65 thousand decrease in salary and benefit costs resulting from significant operating cost reductions implemented in the fourth quarter of last fiscal year.

Net Income (Loss) for the three months ended June 30, 1995 represented a decrease in profitability of $296 thousand compared to the three months ended June 30, 1994. This decrease was primarily the result of lower margins and NRS startup costs explained above.

Correction of errors and restatement of previously issued financial statements. In August, 1995, in connection with the close of the three months ended June 30, 1995, it was discovered that the Company's financial statements for the year ended March 31, 1995 contained certain errors. These errors resulted principally from the Company improperly recording payroll tax payments and the overstatement of certain inventory balances, including nonitemized parts used in the manufacturing process and inventory owned by others. Though management is unable to determine which fiscal quarter all the inventory adjustments are applicable to, management feels the majority of all adjustments relate to the fourth quarter of the fiscal year ended March 31, 1995. Additionally,in May 1995 the Company agreed to settle a legal dispute with a client of one ofthe Company's OEM customers. The Company agreed to issue common stock valued at $75,000 to settle the dispute. This settlement was previously not reflected in the Company's March 31, 1995 financial statements. As a result of these errors, the Company has restated the March 31, 1995 financial statements.
(See note 7 to the June 30, 1995 Form 10QSB).

Liquidity and Capital Resources:

Sale of UPS Product Line. During the three months ended June 30, 1995 the Company sold to Valence, L.L.C. (Valence) its line of UPS products along with the inventory and fixed assets associated with these products for $983,746. In addition to the sale of UPS product line, Valence purchased 66,667 shares of common stock in the Company for $100,000. The Company received total cash of $490,248 and a note receivable of $493,498 with installments due in August, October and December. The Company also signed a two year contract to supply UPS products on a cost plus basis. The purpose of this sale was to allow the Company to focus on its core TVSS business lines and to expand into related products and services.

The impact of this transaction is reflected in the June 30, 1995 statement of cash flow as a sale of fixed assets and proceeds from sales of UPS line. Operating cash flows have been presented net of the effects of the sale of UPS line, as follows:

                 Accounts receivable                $493,498
                 Inventory                          (483,746)
                 Deferred income                    (109,043)

Cash flows from operating activities for the three months ended June 30, 1995 were ($277,778) as compared to $57,317 for the three months ended June 30, 1994, due to the following:
Management's Discussion and Analysis of
Financial Condition and Results of Operations (cont'd)

        Receivables decreased by $36 thousand from March 31, 1995 to June
        30, 1995. This change is consistentwith the normal flow of sales and payments during the period.
        Inventories decreased by $88 thousand from March 31, 1995 to June 30, 1995. This reflects the Company's continuing inventory reduction efforts which it has been pursuing for over one year.
        Prepaid Expenses increased $32 thousand. This is the result of timing differences between payments and amortization of expenses.
        Other Assets decreased $12 thousand during the period reflecting normal amortization of non compete and other agreements.
        Accounts Payable decreased by $124 thousand based on pay down of supplier accounts from proceeds of the sale of UPS products.
        Accrued Liabilities decreased by $150 thousand from March 31, 1995 associated with the normal increase in accruals in advance of payments for payroll and other taxes.

Cash flows provided by (used in) investing activities for the three months ended June 30, 1995 were $318,415 as compared to ($290,071) for the three months ended June 30, 1994. During the period $72 thousand of fixed assets and deposits on fixed assets were expended for a new line of plugin products to be introduced later in the fiscal year. As discussed above, the Company sold its UPS products which included both fixed assets and inventory.

Cash flows provided by (used in) financing activities for the three months ended June 30, 1995 were ($127,296) as compared to $231,682 for the three months ended June 30, 1994. During the period the Company paid down a net of $151 thousand in scheduled long term debt and $80 thousand of its revolving line of credit. In addition, the Company sold Common Stock for net proceeds of $104 thousand. Most of this was related to the sale of UPS products described above.

PART II - OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K

        A)       Exhibits -- None.


        B) There were no forms 8-k filed during the quarter ended June 30, 1995.



                                        SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




EFI ELECTRONICS CORPORATION


 (Registrant)


Date: August 21, 1995




Richard D. Clasen

President and Chief Executive Officer






David G. Bevan

Vice President