Form 10KSB/A
period 1995-03-31
EFI ELECTRONICS CORP
filed 1995-11-15
CIK 785970

Dear Shareholders:
Since joining EFI, my focus has been on placing EFI in a sound financial position that can be leveraged for growth. This approach is reflected in everything we do, including this year s approach to our annual report.
While this has been a difficult year for EFI, significant progress has been made in positioning the company for profitable growth. My comments will address the business results for the past year, strengthening the core business foundation to insure growth, increasing shareholder value, objectives for the 1996 fiscal year, and our vision for the future.
The past year is fortunately behind us. The revenue slide that began in the fourth quarter of the 1994 fiscal year carried into the 1995 fiscal year as revenue dropped due to reduced shipments to three major original equipment manufacturer ( OEM ) accounts, ultimately resulting in a 50% decline in the OEM business segment. On the other hand, several of our markets grew in revenue. Industrial distribution was up 18%, office products up 20%, government up 38% and international up 113%. Only the LAN/PC segment, down 16%, joined the poor results of OEM. Our quarter-to-quarter revenue did increase during the year except for our traditionally weaker fourth quarter which was still 9.6% over the past year.
Action to align costs with reduced revenue levels were not implemented quickly enough. It was not until the second half of the year that we began to hit our stride in this area. However, I am confident that we have entered the 1996 fiscal year much more favorably positioned for a return to profitability.
While poor earnings performance in the 1995 fiscal year depleted cash and resulted in slower payments to our vendors, the divestiture of nonprofitable business assets and our income tax refund for the 1995 fiscal year should put us in a positive cash flow position by July or August.
Strengthening the core business foundation began in the third quarter with major business restructuring implemented in the fourth quarter. This involved a reassessment of our core business strengths and abilities in the areas of delivery and customer service. This evaluation resulted in two focused business groups industrial products and business products and the development of a new business opportunity being formed as a third business group titled Network Response System.
The reassessment verified that EFI is very cost effective in designing and manufacturing transient voltage surge suppression
(TVSS) products for industrial applications with specialized products for branch and service entrance electrical panels. This capability also included plugstrips and wallmounts for the consumer/LAN-PC/office products applications.
To leverage this capability for the Industrial Products Group, new Titan and Linemaster product lines were developed and released for shipment in April for industrial applications. These new product lines are now marketed by a dedicated sales organization that is focused on serving electrical distributors, contractors, and engineers that require surge suppression for applications ranging from industrial process control to unique or specialized electrical protection requirements for buildings.
For the Business Products Group, a new line of surge suppressor plugstrip and wallmount products is currently under development for release this fall. This new product line, as well as our existing plug-in products, is now sold through a dedicated sales organization that services the distribution channel for LAN/PC users and office products suppliers of copy and fax machines. Early market indications show these products are excellent technically and will be cost competitive with offshore manufacturers.
Our reassessment also determined that the uninterruptible power supply (UPS) products have not delivered the market penetration and profit margins required. Our Sysgarde and LanGarde systems are among the most technically enhanced products in the market. Unfortunately, the markets we serve are not inclined to pay extra for these enhancements. Our recently announced agreement to sell EFI s UPS product line to Valence, L.L.C., whereby EFI will continue to manufacture the product for Valence for a two-year period, allows us to continue to leverage our automated manufacturing capacity for our core TVSS products.
The product and market channel knowledge we gained with our vendor independent, open software systems for UPS applications is a unique asset. An outside consultant has been retained to help us evaluate the opportunities for expanding this asset in a manner that could ultimately be leveraged back into our industrial market strategy. As the nineties continues its insatiable appetite for embedding microelectronic chips in almost every product we use, it was imperative that we understand how to incorporate software with our products for electrical protection of microelectronics-driven devices. Consequently, we have acquired the rights for additional software products to build a new service concept that is the core of a new business group established in April 1995 as Network Response System.
EFI s Network Response System, which is discussed more thoroughly in the Company s 10-KSB, provides a service for a monthly fee. By providing 24-hour network monitoring, Network Response System is resulting in a much-needed solution for users and creating the opportunity for recurring revenues for EFI.
Increasing shareholder value is anticipated as a direct result of our more focused strategy. The industrial group and the business products group each has an excellent opportunity to be a top-tier supplier in their respective markets for surge suppression. The new products developed for these markets and our restructured operations are designed to allow for a return to profitability in the 1996 fiscal year.
Additionally, EFI s Network Response System is expected to give EFI exposure to the growing high- technology market segment, which in recent history has been valued at a premium relative to traditional manufacturing segments. We plan to capitalize on this exposure.
Our objectives going into the 1996 fiscal year are: First, regain profitability during the year. Our focus and restructuring momentum give us confidence we can accomplish this return to profitability. Second, stabilize our financial strength. The sale of the UPS assets and our tax refund should put us back to a positive cash position by July or August. Third, establish the Network Response System as a viable business opportunity.
Our vision for the future is very exciting as we are optimistic that the combination of our core business and the growth of the Network Response System can deliver excellent opportunities for growth. Our goal is to be a market leader in each of our three market segments. To help accomplish this, we are actively seeking expansion capital as well as strategic alliances, potential joint ventures, or acquisitions. Each of our markets is very fractured with no clear market leader. This provides an excellent opportunity for EFI, with the right partners, to break out of the pack.
While my first six months with EFI have certainly been challenging, I am confident we have seen the bottom of our poor business cycle.
As we climb back on track, we all stand to benefit. I appreciate your trust and your support, and I look forward to reporting our progress to you in future months.

Sincerely,




Richard D. Clasen
President & Chief Executive Officer


FORM 10-KSB/A
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark one)
AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1995

For the Fiscal Year Ended March 31, 1995.
OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________ to ___________
Commission file number: 0-15967
          EFI ELECTRONICS CORPORATION             .
(Exact name of small business issuer as specified in its charter)
                Delaware          .           75-2072203         .
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification Number)

2415 South 2300 West, Salt Lake City, Utah 84119
(Address of principal executive offices)
Registrant s telephone number, including area code: (801) 977-9009 Securities registered pursuant to Section 12(b) of the Act:
Title of each class       Name of each exchange on which registered
       None                                  n/a
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.0001 PAR VALUE

    Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Issuer s revenues for its most recent fiscal year: $12,900,000 Aggregate market value of the voting stock (which consists solely of shares of $.0001 par value common stock) held by non-affiliates of the registrant as of June 9, 1995, computed by reference to the closing sale price of the registrant s common stock as reported by the NASDAQ National Market System on such date: $ 4,659,198.
                                .
Number of shares of the registrant s common stock outstanding at June 9, 1995: 3,106,132.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant s Proxy Statement relating to the Annual Meeting of Shareholders scheduled for July 28, 1995 are incorporated by reference in Part III of this report.


PART I

Item 1. Business

General Development of Business

EFI Electronics Corporation ( EFI or the Company ) was incorporated under the laws of the State of Delaware on November 13, 1985, under the name Halyx Development Company, Inc. EFI Corporation was incorporated under the laws of the State of Utah on April 4, 1979, under the name Electrical Filters Inc. and from 1979 to 1981 was principally engaged in the sale of a power line filter which was an energy savings device. In December, 1982, the name of this company was changed to EFI Corporation and it began manufacturing and selling transient voltage surge suppression ( TVSS ) devices.
In June, 1987, EFI Corporation merged with and into Halyx Development Company, Inc., a Delaware corporation, which was the surviving corporation ( Surviving Corporation ) in the merger. The name of the Surviving Corporation was changed to EFI Electronics Corporation. Because the shares issued in the merger to the shareholders of EFI Corporation represented approximately 90% of the outstanding shares of the Surviving Corporation after the merger and the officers and directors of EFI Corporation became the officers and directors of the Surviving Corporation after the merger, EFI Corporation was deemed, for financial reporting purposes, to have acquired Halyx Development Company, Inc.
The Company's common stock is traded in the over-the-counter market and quoted on the NASDAQ National Market System under the symbol EFIC.
Recent Developments

EFI has made two strategic changes since January, 1995, which management believes will affect its future. In February, management concluded that the uninterruptible power supply ( UPS ) product line was not yielding the desired return on investment. Consequently, cost cutting measures were implemented with a goal of reducing expenses by $250,000 per quarter, beginning in the first quarter of fiscal 1996, and a search was begun to find a strategic partner in the UPS market. In June, 1995, Valence, L.L.C., an unrelated party, purchased the UPS inventory and assets for $984 thousand and contracted with EFI to manufacture the UPS product line for a two-year period.
In January, 1995, EFI established a new business group, Network Response System and acquired the necessary software to provide the service described below. The Network Response System monitors a users various servers on its network for the vital signs and conditions of the electronic power source; environmental conditions such as temperature, humidity, and external security monitoring; and the servers vital signs such as server availability and communication systems status. If any of these conditions exceed pre-set parameters, the Company s twenty-four hour, seven-days-a-week response center is automatically paged to initiate an analysis of the potential problem and dispatch the appropriate support services. Early market analysis has validated acceptance of this service approach since it solves a complex problem in computer network availability with a simple, straight-forward, proactive solution.

Narrative Description of Business

Company Overview The Company is engaged in the manufacture and marketing of TVSS and UPS products. The TVSS products protect electronic equipment from electrical disturbances such as lightning, grid switching, switching of air conditioners, power tools, elevators, welding units, electrical accidents, etc., which can produce high speed, high energy transient voltage spikes and surges. These spikes and surges can cause hardware failure, data/communication disruptions and transient-induced software bugs resulting in equipment damage and/or down time. EFI s first product for industrial users was introduced in November, 1981, followed by introduction of similar products for computer and telecommunications equipment which were introduced in early 1983 and 1984, respectively. The Company's UPS products provide a battery backup system to sustain power to electronic equipment, such as a computer, when the electrical power shuts down, allowing a user to close down the computer in an orderly manner and to save sensitive data. EFI's UPS product line was introduced in February, 1991. During the fourth quarter of fiscal 1995, EFI began to refocus the Company back to its TVSS technology strengths. As discussed in Recent Developments, the decision was made to divest the UPS product line, which was completed in June, 1995. EFI will continue to manufacture the product for up to two years for the buyer.
Products The Company is presently engaged in the design, development, assembly, and marketing of TVSS and UPS devices for computer systems and microprocessor-based equipment. The growing prevalence of microprocessor-based equipment is opening new markets for surge suppression products. Such equipment includes office products of all types (computers, fax machines, copiers, cash registers, etc.), as well as equipment used in most medical facilities, telecommunications installations, security systems, factories, automated environments, and even modern homes.
All EFI products are designed and manufactured to meet Underwriters Laboratories ( U.L. ) and Canadian Standards Association ( C.S.A. ) standards of quality and safety. EFI s basic suppression circuit was patented in 1986, with additional patents granted in 1991 and 1992. All products are tested and listed for safety by U.L. and, where applicable, C.S.A. EFI s products also provide additional safety features such as thermal fusing, circuit breaker protection, and complete diagnostics.
TVSS Products Currently, EFI offers a broad range of TVSS products under two categories: (1) direct plug-in products and (2) hard-wire products.
    Direct Plug-in TVSS Products are offered in four product lines, including models to protect computers, copiers, fax machines, printers, disc drives, stereo equipment, telecommunications equipment and data lines:
         PowerTrax Plugstrips offer six outlets, an on/off switch, diagnostic lights, and a circuit breaker. Three different suppression networks are available to provide the level of protection desired. Diagnostics, which indicate reverse voltage, voltage dips, and damage to the suppression circuit, are also available.
         PowerTrax Wallmounts plug into a standard three-wire grounded outlet and have two power outlets for connected equipment. They have the same suppression circuitry and diagnostic features as the plugstrips. Two special wallmount models have been designed specifically for fax and copy machines.
         PowerTrax Modules are designed to protect telecommunications systems and network data lines from power surges. The modules plug into a wall outlet and have connections for several types of networking medium.
         PowerTrax Power Control Center is a platform upon which a personal computer monitor may rest. It has five outlets for peripherals such as a printer, fax, monitor, etc., as well as telephone line outlets. Separate power switches are provided for each peripheral. Additionally, these products include the diagnostic features offered on the plugstrip and wallmount products.
              Hard-wire Products provide protection to an entire facility at distribution panels or to a room or specific electronic equipment in a dedicated branch panel. In addition, original equipment manufacturers ( OEM ) wire these products directly into specific microprocessor-based equipment.
         UPS Products As LANs have replaced mainframes and large mini-computers, demand for UPS products has increased. The UPS provides temporary battery backup power to computerized equipment.
In the event of an electrical power shut down, the user is given added time to close down the computer in an orderly manner and to save sensitive data. EFI s first back-up UPS products were introduced in February, 1991. The first of its smart UPS products, which provide additional diagnostic capabilities, were introduced in 1992. All of EFI s UPS systems include EFI s patented, built-in, state-of-the-art surge protection circuit. This product line has been sold as described in Recent Developments.

Competition

EFI experiences active competition in each of the markets in which its products are sold. Competitors generally constitute a large number of small companies or divisions of larger companies engaged in the sale of a wide range of products and accessories which includes TVSS and UPS products. A description of the competitive factors in each of the markets for EFI s products is set forth below. Business Products Market This market is intensely price competitive, and characterized by a large number of small companies, many of which import low-priced products from foreign manufacturers for resale. EFI believes its competitive advantages in these markets are in the areas of product performance and features; however, the market is challenged by commodity-type pricing. EFI is continuing its cost reduction activities to remain cost competitive.
Industrial Market The industrial market includes manufacturers of process control equipment, medical equipment, modular office systems, and communication equipment, along with electrical contractors and public utilities. Many manufacturers require custom designed products which are required as part of the installation of their equipment. Public utilities are now selling protection devices to both home and business power users. There are a number of companies that manufacture TVSS products for industrial markets; however, this market is characterized by fewer competitors who compete on the basis of product performance and technical support rather than price. EFI believes its products in this market compete favorably with respect to price, technical support and performance.




Marketing

EFI delivers its products through a variety of marketing channels. Many of EFI's products are marketed primarily through independent distributors who service the retail computer reseller, office products, and industrial users. EFI also markets directly to OEM customers. EFI's marketing strategy is to provide a quality product with superior performance and diagnostics and to stand behind its products with a unique Triple Crown Warranty. This Triple Crown Warranty provides reimbursement to the end user for damage to properly connected equipment from catastrophic loss due to fire, lightning, accidental breakage, liquid spills and any electrical disturbance. Following is a description of marketing programs for each market:
    Products for the business products area are aimed at the retail computer and office products markets. These markets are sold under both the EFI label and, pursuant to private label agreements, through retail computer stores and catalogs. These products are sold directly to large, national suppliers of computers and related office product equipment.

     EFI typically sells its products in the mass retail market place under a private label arrangement to national merchandising distributors who resell to computer and office products superstores, buying clubs, and large retail outlets. These national distributors provide their own advertising, merchandising, and promotions.

      Products for government needs are sold primarily on a bid basis through direct sales contact and through manufacturers representatives.

       OEM sales are made through direct sales contacts by EFI sales personnel.

       Products for the industrial market are sold via national and regional electrical distributors who primarily serve electrical contractors and engineers.


Dependence on Customers

No customer accounted for more than 10% of total sales in fiscal 1995; however, sales to EFI s top four customers did represent 18% of total sales, reflecting EFI's emphasis on marketing its products through national distributors. Loss of any one or more of these customers could have a material adverse effect on the Company's results of operations. Sales of UPS products represented 14% of total sales in fiscal 1995. The Company anticipates the contract manufacturing of UPS products for Valence, L.L.C. will approximate
4% of fiscal 1996 sales.

Patents and Trademarks

In December, 1986, EFI was issued a patent, which has a life of 17 years commencing December 16, 1986, related to the suppression network utilized in its direct plug-in and hard-wire product lines. In June, 1991, EFI was issued a patent on its meter base surge suppression product that EFI has developed and sells in the public utilities market, which has a life of 17 years commencing June 11, 1991. In June, 1992, EFI was issued a patent on the CATV circuitry that EFI has developed and uses in many of its products, which has a life of 17 years commencing June 23, 1992. In June, 1994, EFI applied for a patent on its apparatus, system and method for monitoring and managing power to computers and along computer networks. EFI considers these patents to be significant and material competitive advantages. The Company has also registered its EFI logo, Triple Crown Warranty, EFI name as a trademark, and Sine Wave Tracker, Omni-Phase, Home Guard, Mastershield, Nodetrax, Powertracker, Titan Linemaster, and Titan Surge Defender brand names as trademarks which appear on the Company's products. The trademarks are also deemed significant to EFI because of name recognition in the markets in which EFI products are sold.
Research and Development

EFI is continually engaged in the research and development of new products and refinements of existing TVSS products. The Company employs five research and development professionals. Major advances have been made to shorten the design cycle by establishing product teams made up of representatives from marketing, manufacturing, and engineering. These teams focus on the product step by step and make changes throughout the cycle, rather than making the changes at the end of the process. Research and development expenses for fiscal years ended March 31, 1995, 1994, and 1993 were $784,116, $716,666, and $880,947, respectively.

Manufacturing Process

EFI's products are assembled at the Company's production facility in Salt Lake City, Utah, primarily using standard electronic components which are available from alternate sources. EFI continues to focus on automating the assembly process as much as possible. The addition of a radial inserter early in the year increased throughput approximately 500 percent, improved the line yield to in excess of
99.5 percent, and gave the Company added flexibility in responding to production needs. EFI's team approach to development is focusing on creating products that are easier and cheaper to produce. EFI has not experienced serious delays or shortages in obtaining necessary components, although some components are custom designed and currently purchased from single suppliers and some components are purchased from foreign suppliers. EFI considers its relationships with suppliers to be satisfactory.
EFI maintains substantial inventories of product components in order to meet rapid delivery requirements of customers. Return of merchandise from the customer is permitted and is subject to a 25% restocking charge. EFI's normal credit terms closely match the industry which extends Net 45- to Net 60-day terms. Backlog at the beginning of any given month is generally about 25% of the revenues for that month.

Employees

As of March 31, 1995, EFI employed approximately 103 full-time people, including 19 sales and marketing personnel, 9 engineers, 59 production employees, and 16 executive and administrative personnel. In addition, EFI employs contract temporary employees to support peak activity in its manufacturing operations. EFI is not a party to any collective bargaining agreements, has not experienced any work stoppages, and has had no difficulties employing qualified people. EFI considers its employee relations to be satisfactory.

Item 2. Properties

The company's principal offices are located at 2415 South 2300 West, Salt Lake City, Utah 84119, telephone number (801) 977-9009. This facility is located in a light industrial park and consists of 28,000 square feet, of which approximately 14,000 square feet are used for executive and administrative offices and the balance for manufacturing, assembly and shipping. The Company has leased this facility through June, 1996. Monthly lease payments are $7,100 plus taxes, insurance, and maintenance. Additionally, the Company leases a warehouse facility at 2337 South 2300 West, Salt Lake City, Utah 84119. This facility is located in the same industrial park as the Company's principal offices and consists of 16,800 square feet, of which approximately 1,500 square feet are used for administrative offices and the balance for the warehouse of materials and shipping. Monthly lease payments are $3,696 plus taxes, insurance, and maintenance. The warehouse is leased through August, 1996. The facilities have been renovated to specifications provided by the Company. The Company believes its facilities will be adequate and suitable for its operations during the remaining term of its leases.




Item 3. Legal Proceedings

During the fourth quarter of fiscal 1995, EFI settled a trademark dispute with Panamax Corporation, the cost of which was borne by insurance coverage. As part of a contract agreement with Leviton, an OEM customer of the Company, EFI indemnified Leviton against all legal action in relation to its products. In 1994, a lawsuit was brought against Leviton, which Leviton has recently settled. In connection with the Company s indemnification agreement, in May, 1995, the Company agreed to issue 46,875 shares of restricted common stock to Leviton in lieu of a $75, 000 payment.
Currently, there are no legal proceedings, pending or threatened, to which the Company is a party.

Item 4. Submission of Matters to a vote of Security Holders
None.


PART II

Item 5. Market for the Registrant's common Stock and related
        Stockholder Matters

This item is found on the inside back cover to this report.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales for the year ended March 31, 1995, decreased by $1,997,834 or 13.4% as compared to the year ended March 31, 1994. This represented a unit volume decrease of 16.3% offset by an increase of 10.6% in the average selling price. EFI had several major OEM customers that built significant distribution inventory in 1994 but purchased product at a much lower level in 1995, resulting in OEM unit volumes in 1995 being less than 50% of 1994 s volume. Significant volume increases in the industrial distribution channel (+18%), the office products channel (+20%), the government channel (+38%), and the international channel (+113%) partially offset the impact of the OEM volume drop. Sales volumes in the LAN/PC channel were 16% lower than 1994, as the mix of pluggable products shifted from high-end products to lower cost products. The decrease in sales from a product standpoint occurred primarily in the pluggables product lines and occurred mainly in the OEM and LAN P/C channels as consumers shifted to lower cost products with less technical capability. The increase in average selling price is attributed to hardwire panels and UPS products, which have a higher unit price, being a larger portion of total sales than the previous year.
Gross Profit on sales for the year ended March 31, 1995, decreased by $1,338,996 or 26.8% as compared to the previous year. Gross profit as a percentage of sales was 28.3%, down from 33.5% the previous year. Commodity pricing characteristics in the pluggable and UPS product lines continued to drive the margins down in 1995. Product cost reductions occurred in fiscal 1995 to meet this cost pressure, and a concerted effort in finding new material sources as well as designing out components that the market does not need enabled EFI to partially slow the gross profit erosion. In addition, in fiscal 1995, depreciation expense in manufacturing increased by $113,446 as new capital equipment such as the radial inserter, MDA tester, and fork lifts and facility improvements were put into service. This increase was offset by head count reductions and general spending reductions, keeping total overhead constant.
Operating Expenses increased by $870,565 for the year ending March 31, 1995, compared to the previous year, primarily due to $360,515 of bad debt expense recognized in fiscal 1995, an inventory adjustment of $205,017 and an increase in revenue generating expenses. The increased bad debt expense resulted from reserving $75,000 of Mexican receivables due to the declining value of the peso resulting in the customers inability to make full payment, reserving $108,000 due to the slow paying practices of certain distributors; and writing off $100,000 due from insurance companies under the Triple Crown Warranty program as a result of a profit sharing settlement. Administrative expenses were cut 9.2% and reinvested in sales, marketing and R&D. Management decided in September to continue to invest in advertising and other revenue generating activities focused on developing its channels of distribution for both TVSS and UPS products. Promotions, rebates, and other incentive programs were introduced to increase the sales in those channels. In February, 1995, management concluded that it was uneconomical to continue developing and marketing the UPS product line, as market penetration and profit margins were unacceptable. As a result, cost cutting measures were taken with a goal of reducing expenses by $250,000 per quarter beginning in the first quarter of fiscal 1996, and a search was begun to find a strategic partner in the UPS market. In June, 1995, EFI sold the UPS inventory and assets to Valence, L.L.C. for $984 thousand - $484,000 at the time of the agreement, $200,000 60 days after the agreement, $100,000 in another 60 days, and the remaining $200,000 due by March 31, 1996, dependent on meeting certain incentive criteria relating to customer retention and cost reduction goals. The Company expects to recognize a gain of approximately $50,000 upon receipt of the final payment. The UPS product line was 14% of fiscal 1995 net sales. Under its two-year manufacturing contract with Valence, EFI expects the UPS line to generate approximately 4% of gross sales in 1996. The Company expects an improvement in gross profit from the elimination of the UPS line. Other Expenses/Income increased by $378,076. This was caused by increased interest expense resulting from increased borrowing against the working capital line of credit of $122,360 and the write-off of subscription interest receivable of $111,792 related to the termination of the HCA stock agreement caused the majority of this change (See Note 8 to the Financial Statements.), and the settlement with Leviton of $75,000 discussed in Item 3.
Benefit from Income Taxes of $536,111 in 1995 reflects the benefit from carrying back a portion of the 1995 tax loss. The remainder of the tax benefit is available to be carried forward against future income. In 1994, the Company recognized the full benefit of its tax loss. (See Note 7 to the Financial Statements.)
Net Loss of $2,709,577 compares to a net loss of $330,225 for the previous year, which resulted primarily from a $2 million reduction in revenue which reduced gross profit by $1.3 million, reserve for bad debts, increased interest expense, write off of subscription interest receivable, adjustments to inventory and a reduced tax benefit.
Accounting Pronouncements. The Company does not provide post-retirement or post-employment benefits and will not be impacted by Statement of Financial Accounting Standards ( SFAS ) No. 106 (Employers Accounting for Post Retirement Benefits Other Than Pensions) and SFAS No. 112 (Employers Accounting for Post Employment Benefits).

Liquidity and Capital Resources

Cash Flow From Operating Activities declined from $569,498 in the fiscal year ended March 31, 1994, to $58,727 in the fiscal year ended March 31, 1995, primarily as a result of the increased net loss in fiscal 1995, partially offset by a net increase in non-cash charges and cash provided from changes in working capital items as discussed below.
    Trade Receivables increased from $2,335,229 at March 31, 1994, to $2,520,940 at March 31, 1995. Days sales outstanding increased from 61 days at March 31, 1994, to 70 days at March 31, 1995. This increase in days sales outstanding was the result of offering extended terms to new distributors on initial stocking orders and slow paying practices of a large distributor.

    Other Receivables decreased from $960,498 at March 31, 1994, to $604,622 at March 31, 1995, a decrease of $232,746. This was due to a refund of unearned premium relating to the Triple Crown Warranty program and establishing a $47,984 reserve for a doubtful receivable. Income tax refund receivable represented $536,670 of the total receivable at March 31, 1995.

    Inventories decreased from $2,912,053 at March 31, 1994, to
$2,597,400 at March 31, 1995, resulting from an 18 month program of inventory reduction.

    Prepaid Expenses decreased from $229,594 at March 31, 1994, to $65,806 at March 31, 1995. This decrease resulted from the amortization of a significant catalogue inventory and the writing off of prepaid insurance premiums associated with the restructuring of the Triple Crown Warranty program.

    Accounts Payable increased from $836,040 at March 31, 1994, to $1,841,741 at March 31, 1995, an increase of $1,005,701. Trade payables increased by $948,589 as the Company extended its payment schedules due to reduced revenues. In June, 1995, the Company sold the UPS inventory and assets. Proceeds of this sale were used to pay down accounts payable.

    Accrued Liabilities increased from $631,147 at March 31, 1994, to $647,163 at March 31, 1995. New channel marketing programs were established during the year, and related expenses were accrued to cover market development activities, promotional expenses, etc.
    Cash Used in Investing Activities increased from $540,848 in the fiscal year ended March 31, 1994, to $913,752 in the fiscal year ended March 31, 1995, primarily as a result of an increase in property and other assets as discussed below.

    Property - Investments of $878,659 were made in manufacturing equipment and communication software for the UPS product line. An automatic board inserter ($350,000), a manufacturing defects analyzer ($35,000), and two fork lifts ($50,000) comprised the most significant manufacturing equipment purchased. Additionally, EFI purchased the rights for software enabling a single host to monitor several different manufacturers UPS products for $75,000. Additionally, the Company paid $232,229 for the balance owed on a radial inserter.

    Other Assets increased from $131,498 at March 31, 1994, to
$299,874 at March 31, 1995, due primarily to the purchase of worldwide exclusive marketing rights to a service-oriented software package that monitors LAN network environment conditions for a total price of $125,000, and the Company entering into a noncompete agreement with a former officer for $117,250.

Cash Flows from Financing Activities increased from ($24,583) in the fiscal year ended March 31, 1994, to $925,644 in the fiscal year ended March 31, 1995, primarily due to the proceeds from notes payable which were used to pay off an existing uncollateralized promissory note and a portion of the revolving line of credit and to fund certain capital and software expenditures. (See Note 5 to the Financial Statements.)

Outlook - The Company believes that the combination of cash proceeds from the sale of UPS assets of $984,000, receipt of the income tax refund of approximately $400,000, the full benefit of cost reduction actions taken during fiscal 1995 which are expected to reduce operating expenses by approximately $250,000 per quarter, and the restructuring of the Company's debt as discussed in Note 5 to the Financial Statements will enable the Company to maintain its planned operations for fiscal 1996.

Selected Financial Data

The following Selected Financial Data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the financial statements, and accompanying notes appearing in this report.

For the years ended March 31,
                         1995       1994        1993        1992         1991
Income Statement Data:
Net sales         $12,926,766 $14,924,600 $14,819,664  $11,935,357 $11,881,469
Cost of sales       9,143,371   9,671,659   8,574,369    6,243,231   5,891,964
Inventory write-down 128,000      258,550           0            0           0
Gross profit       3,655,395    4,994,391   6,245,295    5,692,126   5,989,505
Operating expense  6,457,581    5,587,156   5,203,156    5,277,947   4,181,718
Operating (loss)
  income          (2,802,186)    (592,625)  1,042,139      414,179   1,807,787
Other income
  (expense)         (443,502)     (65,426)    (52,807)     101,624     118,044
(Loss) income
  before income
  taxes           (3,245,688)    (658,051)    989,332      515,803   1,925,831
Benefit from
 (provision for)
  income taxes       536,111      327,826    (325,013)    (119,495)   (703,465)
Net (loss) income $(2,709,577)  $(330,225)    $664,308     $396,308 $1,222,366
Net (loss) income
  per common and
  common equivalent
  share               $(1.01)      $(.12)        $.23         $.14        $.43
Dividends per common
  and common equivalent
  share                   $0          $0           $0           $0          $0

Balance Sheet Data:

Working capital    $2,781,175  $4,930,967   $5,704,452   $3,553,412  $4,222,920
Total assets        8,608,303   9,170,972    8,893,477    7,135,470   6,386,879
Long-term debt      3,068,711   2,639,905    2,864,067    1,494,145   1,700,000
Total liabilities   6,172,563   4,514,952    3,718,337    2,796,671   2,520,997
Stockholders' equity 2,435,740  4,656,020    5,175,640    4,338,799   3,865,882
Current ratio       1.9 to 1    4.0 to 1   9.7 to 1      4.1 to 1  6.9 to1
Total liabilities
  to net worth     2.53 to 1       .97         .72           .64      .65

Results of Operations:

The following table sets forth certain operational data as a percentage of sales for the past two fiscal years:
                                                           1995      1994
                   Net sales                             100.00%  100.00%
Cost of sales                                             70.73    64.80
Inventory write-down                                        .99       1.73
Gross profit                                              28.28    33.47
Operating expenses                                         49.96     37.43
Operating loss                                            (21.68)  (3.96)
Other expense                                              (3.43)   (.44)
Loss before income taxes                                  (25.11)  (4.40)
Benefit from income taxes                                    4.15    2.20
Net loss                                                 (20.96)%   (2.20)%

Item 7. Financial Data

Index to Financial Statements
Item                              Page   Item                             Page
Report  of Independent Accountants 10    Statement of Cash Flows           13
Statement of Operations            11    Statement of Stockholders' Equity 15
Balance Sheet                      12    Notes to Financial Statements   16-22



Report of Independent Accountant

To the Stockholders and Board of Directors of EFI Electronics Corporation:
We have audited the accompanying balance sheet of EFI Electronics Corporation as of March 31, 1995 and 1994, and the related statements of operations, stockholders' equity, and cash flows for the years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards.
Those standards require that
we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EFI Electronics Corporation as of March 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.
As discussed in note 15, the Company s financial statements for the year ended restated.





Salt Lake City, Utah
August 21, 1995


Notes To Financial Statements

STATEMENT OF OPERATIONS

For the years ended March 31,     1995        1994     Notes
Net sales                  $12,926,766 $14,924,600        10
Cost of sales                9,143,371   9,671,659
Inventory write-down           128,000     258,550
Gross profit                 3,655,395   4,994,391
Operating expenses:
  Selling, general, and
   administrative expenses   5,312,950           0
  Research and development     784,116     716,666
  Bad debt loss                360,515           0
    Total operating expenses 6,457,581   5,587,016
Operating loss              (2,802,186)   (592,625)
Other income (expense):
  Interest income (expense):
    Related parties           (111,792)     78,113          8
    Other                       65,674      64,270
  Gain on sale of property           0       2,215
  Bad debt loss-related parties      0     (10,000)
  Legal settlement             (75,000)          0
  Interest expense            (322,384)    (200,024)         5
    Net other income (expense)(443,502)     (65,426)
Loss before income taxes    (3,245,688)    (658,051)
Benefit from income taxes      536,111      327,826         1,7
Net loss                   $(2,709,577)   $(330,225)
Net loss per common and
  common equivalent share       $(1.01)      $(.12)          1
Weighted average shares
 and common equvalent
 shares outstanding          2,688,579     2,684,942         1

   The accompanying notes are an integral part of the financial statements.

BALANCE SHEET

As of March 31,                  1995             1994          Notes
Assets
Current assets:
  Cash and cash equivalents   $96,259          $25,640            1
  Receivables               3,125,562        3,295,727           2,5
  Inventories               2,597,400        2,912,053          1,3,5
  Prepaid expenses             65,806          229,594
  Deferred income taxes             0           86,000           1,7
    Total current assets    5,885,027        6,549,014
Property - net              2,423,402        2,490,460          1,4,5
Other assets                  299,874          131,498
    Total assets           $8,608,303       $9,170,972


Liabilities
Current liabilities:
  Current installments
    of notes payable       $  614,948       $  150,860            5
Accounts payable            1,841,741          836,040
Accrued liabilities           647,163          631,147
    Total current
      liabilities           3,103,852        1,618,047
Notes payable, less
  current installments      3,068,711        2,639,905            5
Deferred income taxes               0          257,000           1,7
    Total liabilities       6,172,563        4,514,952
Commitments                                                       6

Stockholders' Equity
Common stock, $.0001 par
  authorized; 3,567,093
  shares issued and
  3,161,931 outstanding in
  1994                             374              320           8,9
Common stock to be issued
  for settlement of
  litigation                    75,000                0
Additional paid-in captial   1,120,021          668,664
Retained earnings            2,856,923        5,566,500
                             4,052,301        6,235,484
Less:
     Stock subscriptions,
       note, and interest
       receivable from
       management and
       employees              (156,549)       (1,419,464)           8
     Treasury stock, at
       cost - 511,070 shares
       in 1995 and 37,778
       shares in 1994        (1,460,012)        (160,000)
Total stockholders'equity     2,435,740        4,656,020
Total liabilities and
  stockholders' equity      $ 8,608,303       $9,170,972

     The accompanying notes are an integral part of the financial statements.

STATEMENT OF CASH FLOWS

For years ended March 31,              1995                     1994
Cash flows from operating
  activities:
  Net loss                      $(2,709,577)               $ (330,225)
  Adjustments to reconcile
    net loss to net cash
    provided by operating
    activities:
    Depreciation                    713,488                   600,042
    Amortization                     23,113                     1,400
    Provision for inventory
      write down                    128,000                   258,550
    Bad debt loss                   360,515                         0
    Interest receivable on stock
      subscriptions                 111,792                   (78,113)
    Bad debt los - related parties        0                    10,000
    Gain on sale of property              0                    (2,215)
    Compensation on stock issued     23,394                         0
    Common stock issued for
      settlement of litigation       75,000                         0
    Deferred income taxes          (171,000)                   37,000
    Increase (decrease) in cash
      due to change in:
      Receivables                  (103,385)               (1,155,321)
      Inventories                   186,653                   384,264
      Prepaid expenses              163,788                   266,428
      Accounts payable            1,237,930                   280,774
      Accrued liabilities            16,016                   296,914
    Net cash provided by
      operating activities           58,727                   569,498
Cash flows from investing
  activities:
  Capital expenditures             (878,659)                 (543,742)
  Increase in other assets          (35,093)                  (21,408)
  Proceeds from sale of property          0                     2,733
  Principal collected on notes
   receivable                             0                    21,569
      Net cash used in investing
        activities                 (913,752)                 (540,848)
Cash flows from financing
  activities:
  Net repayments under line
    of credit                    (1,330,324)                  (60,582)
  Proceeds from borrowings
    under notes payable          (2,460,375)                        0
  Principal payments under
    notes payable                  (354,407)                  (12,719)
  Proceeds from payments
    on stock subscriptions                0                    12,719
  Proceeds from issuance of
    common stock                    150,000                         0
  Proceeds from exercise
    of stock options                      0                    35,999
    Net cash provided by
      (used in) financing
      activities                    925,644                   (24,583)
Net increase (decrease) in
  cash and cash equivalents          70,619                     4,067
Cash and cash equivalents
  at beginning of year               25,640                    21,573
Cash and cash equivalents at
  end of year                    $   96,259                $   25,640
Supplemental disclosures of
  cash flow information:
  Cash paid (refunded) during
  the year for:
    Income taxes                 $  (228,013)              $   25,000
    Interest                     $   285,721               $  200,024

     The accompanying notes are an integral part of the financial statements.

Supplemental schedule of noncash investing and financing activities:

1995:      The Company issued a note payable in the amount of $117,250 to a former officer in exchange for
           an agreement not to compete.

           The Company issued:

           (a) 17,384 shares of common stock to an officer for reimbursement of expenses in the amount of
                $26,394.


           (b) 100,000 shares of common stock in exchange for software rights in the amount of $125,000.
           (c) 100,000 shares of common stock to an officer as part of an employment agreement in exchange for a note receivable in the amount of $150,000. (see Note 8.)

           473,292 shares of treasure stock were returned to the Company upon cancellation of subscriptions receivable in the amount of $1,262,915. (See Note 8.)

1994: 37,778 shares of treasury stock were acquired in exchange for the forgiveness of notes receivable in the amount of $160,000.

           Accounts payable at March 31, 1994, included $232,229 related to equipment purchases.

           Note 1  The Company and Summary of Significant Accounting Policies:
EFI Electronics Corporation ( EFI or the Company ) manufactures electrical surge protection and uninterruptible power supply products. The accounting policies of the Company conform to generally accepted accounting principles. The following is a summary of the more significant of such policies:
Inventories Raw materials are stated at the lower of cost (using standard costs which approximate a first-in, first-out basis) or market. Work-in-process and finished goods are stated at the lower of average cost or market.
Property Property is stated at cost and depreciated on the straight-line method over the 3- to 10-year lives of the assets. Gains and losses on disposal of property are accounted for and disclosed separately on the statement of operations.
Income Taxes The Company accounts for income taxes in accordance with SFAS No. 109 (Accounting for
Income Taxes). Deferred income taxes are provided for the difference between the financial statement and tax bases of assets and liabilities (primarily depreciation) using applicable future tax rates.
Cash and Cash Equivalents The Company considers all interest-bearing deposits with an original maturity date of three months or less to be cash equivalents. Revenue Recognition Revenue is recognized generally when product is shipped and/or services are performed.
Net Income (Loss) Per Common and Common Equivalent Share Net income (loss) per common and common equivalent share is computed based on the number of common and dilutive common stock equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon exercise of options or warrants, after the assumed repurchase of common shares with the related proceeds.
The stock subscriptions receivable
are treated as warrants for purposes of this computation.

Note 2  Receivables:

At March 31, 1995, and March 31, 1994, receivables consisted of the following:
Trade and other receivables                 $ 2,744,890    $ 2,474,399
Warranty premium receivable                   27,745           444,444
         $ 3,309,305                          $ 3,328,611
    The allowance for doubtful accounts has increased in 1995 in consideration of Mexican accounts receivable proving difficult to collect because of the Mexican government s destabilizing the peso and because of the slow paying practices of two large national distributors.


Note 3   Inventories:
At March 31, 1995, and March 31, 1994, inventories consisted of the following:
         Raw materials                        $ 1,909,155      $  2,042,144
Work-in-process                               342,406          235,147


Note 4                                        Property:
At March 31, 1995, and March 31, 1994, property consisted of the following:
               Machinery and equipment    $ 4,819,046    $  4,295,055
Furniture and fixtures                        245,788          205,212
Demonstration equipment                       25,931           25,931
         $ 5,386,603                          $  4,740,173
  Included in the above total are assets with a cost of $ 1,249,259 which are fully depreciated and still in service.


Note 5   Notes Payable:
At March 31, 1995, and March 31, 1994, notes payable consisted of the following:
         Collateralized promissory notes      $ 2,137,019      $    -0-
Revolving line of credit                      1,458,790        1,483,093
Uncollateralized promissory note              -0-              1,307,672
         3,683,659                            2,790,765
Less current installments of long-term debt   (614,948)        (150,860)

During the third quarter of fiscal 1995, the Company entered into a series of collateralized promissory notes which replaced its existing uncollateralized promissory note and a portion of its revolving line of credit and provided for certain capital and software expenditures. At March 31, 1995, the collateralized promissory notes consisted of the following:
              Collateralized promissory notes:
1.  Term note for forklift acquisition                          $     35,085
2.  Term note for radial inserter acquisition                        342,526
3.  Term note for portion of $1,900,000 1994 line of credit          402,777
4.  Term note to replace unsecured promissory note                 1,308,297
     -continued-
Note 5  Notes Payable (continued):
1.  Installment note, due in monthly installments of $662 until
 August 1, 1999; interest is at prime (9% at March 31, 1995) plus .75%; collateralized by the forklift.
2.  Installment note, due in monthly installments of $6,463 until
 August 1, 1999; interest is at prime plus .75%;
collateralized by the radial inserter.
3.  Installment note, due in monthly installments of $13,889 until
 August 1, 1997; interest is at prime plus
 .75%; collateralized by general intangibles and property.
4. Installment note to replace unsecured promissory note, due in monthly payments of $24,715 until August
1, 1999; interest is at prime plus .5%; collateralized by accounts receivable, inventories, and property.
5. Installment note, due in monthly installments of $833 until January 1, 2000; interest is at prime plus .75%;
collateralized by accounts receivable, inventories, and property.
The revolving line of credit provides for borrowings up to $1,400,000 collateralized by accounts receivable, inventories, and property.
 Interest only is payable monthly with the outstanding principal due June, 1996. Principal payments are as follows:
1996                                                          $ . .  614,948
1997                                                          . . .  2,046,584
1998                                                          . . .  461,517
1999                                                          . . .  392,076
    The collateralized notes and revolving line of credit contain financial covenants, the most restrictive of which require the Company to maintain not less than $4,000,000 of tangible net worth and a debt to net worth ratio not to exceed 1.5 to 1.
At March 31, 1995, the Company was in violation of these two covenants. Appropriate waivers have been obtained from Key Bank as of March 31, 1995, and through June 30, 1996, at which time the Company intends to be in compliance with the covenants.

Note 6  Lease Obligations:

During the year ended March 31, 1995, the Company extended its lease agreements for its principal facility through June, 1996, and its warehouse facility through August, 1996. These were the final options to extend under the current agreements. The Company intends to negotiate new agreements for both facilities. Minimum annual rentals through the term of both leases are as
follows: 1996                           $ . .  144,384
    Total rent expense was approximately $138,544 in 1995 and $117,990 in 1994.

Note 7 Income Taxes:

The benefit from income taxes for the years ended March 31, 1995, and
 March 31, 1994, consisted of the
following:
    Current                                     $       365,111   $   364,826

The reported benefit from income taxes is different than the amount computed by applying the statutory federal income tax rate of 34% to the loss before income taxes as follows:
    Benefit (provision) at statutory rates      $     1,104,000   $   224,000
Increase in valuation allowance                        (691,000)         -0-
State income taxes                                      111,000        22,000

In accordance with SFAS No. 109, the deferred tax asset and liability as of March 31, 1995, and March 31, 1994, are comprised of the estimated future tax provision (benefit) due to different financial reporting and income tax basis related to:
                                                       Deferred tax assets:
    Net operating loss carryforward             $     703,000     $      -0-
    Research and development credits                   56,000            -0-
         Total deferred tax assets                    920,000          86,000
Deferred tax liabilities:
    Depreciation                                     (229,000)       (257,000)

The Company has concluded that a full valuation allowance should be provided, except to the extent that the benefit of operating loss and research and development credit carryforwards can be used to offset future reversals of existing tax liabilities.

Note 8   Related Party Transactions:

During 1991, the Company sold a total of 580,000 shares of treasury stock to the Company s management and key employees in exchange for cash of $16,093 and stock subscriptions receivable totaling $1,540,209. The shares were acquired from HCA Capital Corporation for cash provided through a promissory note payable. The stock subscriptions receivable were collateralized by the common stock sold and accrued interest at the prime rate (6.0% at March 31, 1994) plus .5%. Under the original agreement, interest was paid monthly and the notes were due on December 31, 1993.
In October, 1992, the agreements were modified to suspend monthly interest payments and not require payments on the notes unless the average closing sale price of the Company s common stock exceeded 200% of the original purchase price plus interest paid and/or accrued. The stock subscriptions and interest receivable were recorded by the Company as a reduction of stockholders equity.
In September, 1994, the Company issued a note payable in the amount of $117,250 to a former officer in exchange for an agreement not to compete. The $117,250 is included in other assets and is being amortized on a straight-line basis over the three year term of the agreement.

In January, 1995, the Company completed a series of individual agreements with the employees holding the stock subscriptions receivable that effectively reversed the original agreements. The shares of stock were returned to the Company and recorded as treasury stock at the original subscription price.
The unpaid accrued interest was charged to expense. Because the original agreements were in essence a stock option plan, no compensation expense was recognized on the cancellation of the subscriptions receivable.

As of March 31, 1995, the Company held a $150,000 note receivable from an officer of the Company, the proceeds from which were used to purchase 100,000 shares of the Company s stock as part of the officer's employment contract. The note receivable bears interest at the prime rate plus 1%, is due in full by the earlier of 60 days after termination of employment, or September 12, 2000, and is collateralized by the shares of stock. The note receivable is reflected as a reduction of stockholders equity. Because of the nature of the agreement, the transaction will be accounted for as a stock option plan and interest will be recognized as an adjustment to the option price, when paid.

Note 9  Stockholders  Equity:

Options - In July, 1988, the Company adopted an incentive and non-qualified stock option plan and terminated a prior incentive stock option plan.
Under the plan, as amended in May, 1991, incentive stock options or non-qualified stock options, up to a maximum of 700,000 shares, may be granted to key employees and other persons to purchase the Company's common stock.
The stock options are exercisable at various times determined by the board of directors but not less than six months from the date of grant and terminate not more than ten years from the date of grant.
Incentive stock options can be granted to employees to purchase the Company's common stock at its fair market value, as defined, at the date of grant.
No individual may be granted stock options exceeding $100,000 in fair market value in any one year. Non-qualified stock options can be granted to outside directors and other individuals as well as employees to purchase the Company's common stock at its fair market value, as defined, at the date of grant.
In January, 1995, the Company modified the stock option plan. All of the existing grants were canceled and new grants were issued in place of the old. The price of the new grants was set at the fair market value of $1.06 and the number of options issued to each employee was based on the number of each employee s original
options adjusted by the options original grant price compared to the new option price.
Changes in stock options under the Company s incentive and non-qualified stock option plan and prior stock options granted were as follows:
 1995:                                     Granted  322,019    $    1.06
 Canceled                                        (96,900)       2.63 - 4.13
Expired                                     (152,812)           2.63 - 4.13
    Outstanding at March 31,                         322,019        1.06
    Exercisable                                      59,330         1.06
1994:                                      Granted  33,000     $    2.75
    Expired                                      (41,667)       3.50 - 4.13
    Exercised                                      (13,333)       2.70
    Outstanding at March 31,                       249,712        2.63 - 4.13
    Exercisable                                    144,800        2.63 - 4.13


Note 10  Major Customers:
During the year ended March 31, 1995, no single customer accounted for more than 10% of the Company's sales.


Note 11  Employee Benefit Plan:
The Company has a contributory 401(k) savings and profit sharing plan covering all full-time employees. The employer contribution amount is determined at the discretion of the Board of Directors. There were no contributions made by the Company to the plan for the years ended March 31, 1995, and March 31, 1994.


Note 12  Quarterly Financial Data (Unaudited):
Unaudited summarized financial data by quarter for 1995 and 1994 is as follows:
Net Income (Loss)
                  Per Common
              Net            and Common
1995:
June 30             $     2,858,083  $  1,230,392    $   7,076     $    Nil
September 30 (1)(3)       3,218,973     1,054,958        (500,218)       (.19)
December 31(2)(3)         3,586,825     1,074,228        (279,716)       (.10)
    1994:
June 30               $     3,260,676  $  1,232,363    $    17,649   $    .01
September 30                4,390,770     1,476,292         174,448       .06
December 31                 4,174,917     1,600,607         230,534       .08

EFI restated earnings for the quarters ended September 30, 1994, and December 31, 1994, to reflect facts and circumstances that should have been recognized in those time periods. The specific events giving rise to the following pretax adjustments were as follows:
1. Adjustments relating primarily to interest receivable and other expenses of the Triple Crown Warranty program which increased expense by $100,515.
2. Expenses relating to deductions for marketing programs by two major distributors which increased expense by $65,000.
3. Other adjustments resulting in a net increase of expense of $93,484 for the quarter ended September 30, 1994, and a net decrease of expense of $9,754 for the quarter ended December 31, 1994.


Note 13  Concentrations of Credit Risk:
The Company s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables.
The Company's cash equivalents are high quality securities placed with federally insured financial institutions located in Salt Lake City, Utah. The Company's investment policy limits the exposure to concentrations of credit risk. The Company s trade receivables result from its operations and reflect a broad customer base, including independent distributors and original equipment manufacturers located primarily throughout the United States. Also, the Company routinely assesses the financial strength of its customers. As a consequence, concentrations of credit risk are limited, and except as noted in Note 2, losses from trade receivables have been minimal.


Note 14  Subsequent Event:
In June 1995, EFI sold the UPS inventory and assets to Valence, L.L.C.
for $984 thousand payable $484,000 at the time of the agreement, $100,000 60 days after the agreement, $100,000 in another 60 days, and the remaining $200,000 due by March 31, 1996, dependent on EFI meeting certain incentive criteria relating to customer retention and cost reduction goals. The Company expects to recognize a gain of approximately $50,000 upon receipt of the final payment. EFI will continue to manufacture the product for up to two years for Valence.



Note 15  Restatement and Amendment of FY 1995 Form 10 - KSB


During August 1995 the Company determined that payroll tax expense, cost of sales, cash, inventories and accrued liabilities for the year ended
 March 31, 1995 were incorrect. Additionally, a legal dispute was settled subsequent to March 31, 1995 that was not properly reflected in the
March 31, 1995 financial statements.  As a result, the financial statements for the year ended
March 31, 1995 have been restated to reflect the appropriate account balances. The Company has amended its Form 10 KSB which was filed with the
Securities and Exchange Commission to reflect this restatement.
The effect of the restatement is as follows:
              As Previously                 As
Balance Sheet:
    Cash and cash equivalents         $354,186     $ 96,259
    Inventories                            2,897,409        2,597,400
    Accrued liabilities                551,929      647,163
    Common Stock to be issued for legal settlement        0         75,000
    Statement of Operations:
    Cost of sales                     $    8,938,354      $ 9,143,371
    Selling, general and administrative expenses    4,864,797    5,312,950
    Legal settlement                         0       75,000
    Net loss                               1,981,407        2,709,577
    Statement of Cash Flows:
    Cash flow from operating activities      $      316,654    $    58,727

The Form 10-QSB filed for the quarter ended June 30, 1995 reflects the restatement of the Company's financial statements for the fiscal year ended March 31, 1995.



None.
PART III

These items are incorporated by reference to the Company's Proxy Statement related to the Annual Meeting of Shareholders held on July 28, 1995, as filed with the Securities and Exchange Commission pursuant to
Regulation 14A under the Securities Exchange Act of 1934 .



(a) Exhibits:
    S- B                                          Incorporate d   Filed
    3.1   Certificate of Incorporation as Restated and Amended  (1)
    3.2   Amended and Restated Bylaws           (2)
    10.1  NonQualified Stock Option Plan and Incentive
         Stock Option Plan As Amended (May 1991)(3)
    10.2  Executive Bonus Plan Description      (4)
    10.3  Lease Agreement for Company Headquarters
         in Salt Lake City, Utah                (5)
    10.4  Lease Agreement for Company Warehouse
         in Salt Lake City, Utah                (6)
    24.1  Independent Accountant s Consent                  X

(1) Incorporated by reference to Exhibit Nos. 1 and 2 to Annual Report on
Form 10-K (File No. 0- 15967) for
fiscal year ended April 1, 1988, and as Exhibit Nos. 4.3 and 4.4 to Registration Statement on Form S-8 (Reg.
No. 33-40279) filed on May 1, 1991.
(2) Incorporated by reference to Exhibit No. 1 to Annual Report on Form 10-K for fiscal year ended March
31, 1989.
(3) Incorporated by reference to Exhibit No. 1 to Annual Report on Form 10-K for fiscal year ended March 29, 1991.
(4) Incorporated by reference to page 7 of the Company s Proxy Statement for fiscal year ended March 31, 1993 related to the Annual Meeting of Shareholders scheduled for July 30, 1993 as filed with the Securities and Exchange Commission pursuant to Regulation 14A under the
 Securities Exchange Act of 1934.
(5) Incorporated by reference to Exhibit No. 2 to Annual Report on Form 10-K for fiscal year ended March 29, 1991.
(6) Incorporated by reference to Exhibit No. 10.4 to Annual Report on
Form 10-K for fiscal year ended March 31, 1992.

(b) Reports on Form 8-K:
No report on Form 8-K was filed during the quarter ending March 31, 1995.