Form 10QSB/A
period 1995-06-30
EFI ELECTRONICS CORP
filed 1995-11-15
CIK 785970

FORM 10-QSB/A


                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C.  20549


                            (Mark one)

                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended June 30, 1995

                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____________ to_____________

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



                  EFI ELECTRONICS CORPORATION
                        (Registrant)


                                              Date: August 21, 1995

                                              /s/ Richard D. Clasen
                                              Richard D. Clasen
                                              President and
                                                Chief Executive Officer

                                              /s/ David G. Bevan
                                              David G. Bevan
                                              Vice President