Form 10QSB
period 1995-09-30
EFI ELECTRONICS CORP
filed 1995-11-15
CIK 785970

FORM 10-QSB


                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549


                              (Mark one)

                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 1995

                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______________ to ______________

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


Number of shares of the registrant's common stock outstanding at November 14 ,1995: 3,165,700

INDEX TO FORM 10-QSB


PART I    FINANCIAL INFORMATION                                          PAGE


          Item 1.  Financial Statements

                    Balance Sheets as of September 30, 1995 (Unaudited) and
                     March 31, 1995. . . . . . . . . . . . . . . . . . . .  3

                    Statements of Operations for the three  months  ended
                     September 30, 1995 and September 30, 1994 (Unaudited)  4

                    Statements of Operations for the six months ended
                      September 30, 1995 and September 30, 1994
                    (Unaudited). . . . . . . . . . . . . . . . . . . . . .. 5

                    Statements of Cash Flows for the six months ended
                     September 30, 1995 and September 30, 1994 (Unaudited)  6

                    Notes to Financial Statements (Unaudited). . . . . . .  7


          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations. . . . . . . . . . . . . . . . . . . .. . . 9


PART II   OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . .12

BALANCE SHEETS
As of September 30, and March 31, 1995    SEPTEMBER 30      MARCH 31
                                                     (Unaudited)   (as Restated)

          ASSETS
          Current assets:
                    Cash and cash equivalents    $ 8,386              $ 96,259
                    Receivables, net                 3,158,179       3,125,562
                    Inventories                    2,018,911       2,597,400
                    Prepaid expenses                   110,540          65,806
          Total current assets                       5,296,016       5,885,027

          Property - net                             2,037,047       2,423,402

          Other assets:
                    Investment in joint venture   78,979         49,880
                    Other assets                     218,338        249,994
                              Total other assets    297,317        299,874

                              Total assets          $7,630,380     $8,608,303


          LIABILITIES
          Current liabilities:
                    Current installments of
                      notes payable              $2,157,340     $  614,948
                    Accounts payable                 1,827,959      1,841,741
                    Accrued liabilities                581,960        647,163
                      Total current liabilities   4,567,259      3,103,852

          Notes payable, less current
           installments                             1,114,824          3,068,711
                    Total liabilities                5,682,083         6,172,563

          STOCKHOLDERS' EQUITY
                    Common stock                           369              357
                    Common stock to be issued
                    for settlement of litigation              -         75,000
                    Additional paid-in capital     1,301,948    1,120,021
                    Retained earnings                 2,262,541       2,856,923
                              Total                   3,564,858       4,052,301
                    Less:
                      Treasury stock, at cost -
                     511,070 shares             (1,460,012)          (1,460,012)
                      Stock subscriptions and
                     interest receivable from
                     management and employees     (156,549)    (156,549)
                    Total stockholders' equity     1,948,297    2,435,740

          Total liabilities and
           stockholders' equity                     $7,630,380       $8,608,303


                              See notes to financial statements.

STATEMENTS OF OPERATIONS
          For the three months ended September 30,       1995          1994
                                                      (Unaudited)  (Unaudited)
                                                                 (As Restated)

          Sales                                      $2,931,358    $ 3,218,973
          Cost of sales                               1,940,326      2,164,015
          Gross profit                                  991,032      1,054,958
          Operating expenses:
                    Selling, general and
                       administrative expenses        1,113,328      1,553,800
                    Research and development            133,464        212,856
                       Total operating expenses       1,246,792      1,766,656
          Operating loss                                (255,760)      (711,698)
          Other income (expense):
                Equity in earnings of joint venture        12,000       7,480
                Interest expense, net of interest income  (61,386)    (92,977)
                   Total other income (expense)           (49,386)    (85,497)
          Loss before income taxes                       (305,146)   (797,195)
          Benefit from  income taxes                          0       296,977
          Net loss                                 $   (305,146)   $ (500,218)

          Net loss per common
            and common equivalent share            $      (0.10)   $    (0.19)

         Weighted average shares and
           common equivalent shares outstanding        3,165,052     2,675,202



                              See notes to financial statements.




        STATEMENTS OF OPERATIONS

         For the six months ended September 30,            1995          1994
                                                        (Unaudited) (Unaudited)
                                                                   (As Restated)

         Sales                                            6,082,212   $6,077,056
         Cost of sales                                    4,073,375    3,792,006
         Gross profit                                      2,008,837   2,285,050
         Operating expenses:
          Selling, general and
            administrative expenses                       2,234,553  2,590,414
          Research and development                          278,841    384,858
             Total operating expenses                     2,513,394  2,975,272
         Operating Loss                                   (504,557)   (690,222)
         Other income (expense):
             Equity in earnings of joint venture            29,099     27,473
             Interest expense, net of interest income     (118,924)  (123,560)
               Total other income (expense)                (89,825)   (96,087)
         Loss before income taxes                         (594,382)   (786,309)
          Benefit from income taxes                               0    293,167
         Net loss                                      $  (594,382) $(493,142)

          Net loss per common
            and common equivalent share                 $     (0.19)    (0.18)

          Weighted average shares and
            common equivalent shares outstanding      3,123,045    2,675,202


                              See notes to financial statements.
STATEMENTS OF CASH FLOWS

For the six months ended September 30,              1995            1994
                                                (Unaudited)     (Unaudited)

Cash flows  from operating activities:
         Net Loss                              $  (594,382)    $  (493,142)
Adjustments to reconcile net loss to net cash
          provided by operating activities:
             Depreciation                    321,993         311,650
             Amortization                     20,242           2,830
             Equity in earnings of
               joint venture                 (29,099)        (27,473)
             Stock subscriptions
               interest receivable                 0           9,200
             Increase (decrease) in cash,
               net of the sale of the
               UPS line, due to change in:
                 Receivables                 460,881         (419,951)
                 Inventories                  94,743          490,745
                 Prepaid expenses            (44,734)           2,481
                 Other assets                 11,414              499
                 Accounts payable            (13,782)         (52,075)
                 Accrued liabilities        (174,246)         255,984
              Net cash provided by
                operating activities          53,030           80,748
 Cash flows from investing activities:
          Capital expenditures             (236,349)        (390,454)
          Proceeds from sale of fixed
             assets related to UPS line       290,959               0
           Proceeds from sale of UPS line     109,043               0
              Net cash provided by (used in)
                  investing activities        163,653        (390,454)
Cash flows from financing activities:
           Proceeds from sale of common stock 104,273
           Net repayments under revolving
             credit agreement                (117,281)       (747,842)
         Proceeds from borrowing on
             notes payable                          0       2,410,375
         Principal payments on notes payable (294,214)     (1,353,401)
         Proceeds from exercise of
           stock options                        2,666               0
         Net cash provided by (used in)
           financing activities              (304,556)        309,132
Net decrease in cash and cash equivalents     (87,873)           (574)
Cash and cash equivalents at
  beginning of period                          96,259          25,640
Cash and cash equivalents at end of period  $   8,386      $   25,066

Supplemental disclosures of cash
 flow information:
Cash paid during the period to Interest       119,081         172,917

Supplemental disclosures of non cash
  investing and financing activities:
  Note issued for sale of UPS line      $     493,498        $      0
  Common stock issued for legal
    settlement, accrued at March 31, 1995      75,000               0


                              See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS  (Unaudited)

In the opinion of management, the accompanying financial statements contain adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of EFI Electronics Corporation (the "Company") at September 30, 1995, and the results of its operations and its cash flows for the six months ended September 30, 1995 and September 30, 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of results for the full year period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's 1995
Annual Report to Shareholders.

1.  RECEIVABLES

Receivables consisted of the following at September 30,  and March 31, 1995:

                                          September 30        March 31
                                          (Unaudited)

     Trade receivables                      $2,707,576       $2,744,890
     Receivable from UPS sale                  296,749                0
     Warranty premium receivable                17,643           27,745
     Income tax refund                         199,949          536,670
                                             3,221,917        3,309,305
     Allowance for doubtful accounts           (63,738)        (183,743)
     Total Receivables                      $3,158,179       $3,125,562

2.  INVENTORIES

Inventories consisted of the following at September 30, and March 31, 1995:

                                          September 30        March 31
                                           (Unaudited)      (As Restated)

     Raw materials                          $  943,006         $1,909,155
     Work-in-process                           286,974            342,406
     Finished goods                            788,931            345,839
     Total                                  $2,018,911         $2,597,400

3.  NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

Net loss per common and common equivalent share is computed based on the number of common and dilutive common stock equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon exercise of options or warrants, after the assumed repurchase of common shares with the related proceeds. The stock subscriptions receivable are treated as warrants for purposes of this computation.

4.  BENEFIT FROM  INCOME TAX

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income taxes are provided primarily for the temporary difference between financial reporting and income tax recognition of depreciation. Research and development tax credits are used to reduce income taxes payable in the year such credits are realized.


NOTES TO FINANCIAL STATEMENTS - Continued (Unaudited)

4. BENEFIT FROM INCOME TAX, cont'd.

There is no provision for income taxes for the three and six months ended September 30, 1995 because the Company had both a book and taxable loss for the periods. The Company has concluded that a full valuation allowance should be provided for losses during these periods because all future reversals of existing tax liabilities have been offset by previous operating loss and research and development credit carryforwards.

5.  NOTES PAYABLE

At September 30 and March 31, 1995 notes payable consisted of the following:

                                    September 30, 1995          March 31, 1995
                                        (Unaudited)

    Collateralized promissory notes         $ 1,872,205           $ 2,137,019
    Revolving line of credit                  1,341,509             1,458,790
    Uncollateralized promissory note             58,450                87,850
                                              3,272,164             3,683,659
    Less current installments of
      long-term debt                         (2,157,340)             (614,948)
        Total notes payable,
          less current installments          $ 1,114,824          $ 3,068,711

The collateralized notes and revolving line of credit contain financial covenants, the most restrictive of which require the Company to maintain not less than $ 3.0 million of tangible net worth and a debt to net worth ratio not to exceed 2.1 to 1. At March 31, 1995 and September 30 ,1995, the Company was in violation of these two covenants. Appropriate waivers have been obtained from Key Bank as of March 31, 1995, and through June 30, 1996.

6. POSSIBLE TAX LIABILITY

It has come to the attention of management that there is a possible tax liability related to prior years' payroll taxes. TheCompany has not received its 1994 Federal Income Tax refund and it is possible that this refund has been offset against a tax liability being asserted by the IRS relating to penalties and interest from late filings of payroll tax returns for years prior to 1994. Management is currently working with the Internal Revenue Service to determine the disposition of the 1994 Federal Tax refund and if, in fact, there are penalties and interest that the Company is not aware of related to prior years. It is expected that this issue will be resolved prior to March 31, 1996. Since management believes that any additional liability is not probable they have elected not to recognize any additional liability at September 30, 1995.

7. RESTATEMENT OF MARCH 31, 1995 FORM 10-KSB

During August 1995 the Company determined that payroll tax expense, cost of sales, cash, inventories and accrued liabilities for the year ended
March 31, 1995 were incorrect. Additionally, a legal dispute was settled subsequent to March 31, 1995 that was not properly reflected in the March 31, 1995 financial statements. As a result, the financial statements for the year ended March 31, 1995 have been restated to reflect the appropriate account balances. The Company has amended Form 10-KSB filed with the Securities and Exchange Commission to reflect this restatement.
In addition, this amendment has reflected a restatement of these accounts for the three months ended September 30, 1994 and December 31, 1994.
This amendment corrected errors in these accounts reported in Form 10-QSB for the three months and the six months ended September 30, 1994.
All references in this report to the Form 10-QSB report for the periods ended September 30, 1994 are to the financial statements as restated.

Item 2.Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

Results of Operations:

Sales for the three months ended September 30, 1995 decreased
$288 thousand (9%) compared to the three months ended September 30, 1994, primarily as a result of the sale of the Company's UPS product line in June 1995. Year to date sales increased $5 thousand (1%) from the same period last year. Although the Company has sold its UPS product line, the decrease in UPS sales has been offset by increases in plug-in volume.

Sales revenue for plug-in products for the three months ended
September 30, 1995 were $91 thousand (5%) greater than the same three months last year and increased year to date by $508 thousand from the previous year. In July 1994, the Company reduced the retail and average selling prices of its plug-in products by up to 25% in order to increase total unit and sales volume in the very competitive plug-in markets. Since July 1994 the Company has experienced a significant increase in its plug-in sales from this action. The large year to date increase is the result of sales in the first three months of this year that were $400 thousand greater than the same period in the previous year before this price decrease.

Panel sales for the current three months are $78 thousand (12%) above last year. This is due primarily to an initial stocking order from a large national electrical distributor signed by the Company during the period. Management expects this increase in higher margin panel sales to continue as this contract develops. This increase was offset by a decrease in the three months ended June 30, 1995 resulting from $170 thousand of one time sales to an end user in the same period of the prior year.

Gross Profit on sales for the three months ended September 30, 1995 decreased by $64 thousand (6%) and by $276 thousand (12%) year to date. Gross profit as a percentage of sales was 34% for the three months ended September 30, 1995 and 33% year to date. This compares to gross profit in the previous year of 33% and 38%, respectively. These changes, primarily in the first three months, are the result of several factors.

Margins on plug-in products declined by seven percentage points due to a significant change in product mix. The Company's high end, high margin plug-in products decreased while sales of low end and specialty military plugstrip models increased, both of which have much lower margins.

Panel sales for the three months ended Jund 30, 1995 were much lower than the previous year as described above. These sales have much higher margins than the Company average. A decline, therefore, causes a lower overall margin.

UPS margins in the first three months of the current year were much lower than prior periods as the Company attempted to sell off inventory by heavily discounting its average sales price. There were no UPS sales in the three months ended September 30, 1995. Since UPS margins are lower than the overall average Company margin, absence of these products improved overall margins for this period.

Decreases in contribution margins were partially offset by reductions in manufacturing variances and other costs.

Operating Expenses decreased $520 thousand (29%) in the three months ended September 30, 1995 compared to the prior year and $462 thousand (16%) year to date.

Research and development expenses decreased $80 thousand for the current three months and $106 thousand year to date due to the discontinuation of the UPS product line discussed above.


Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations - Continued
Selling, general and administrative expenses decreased $440 thousand for the three months ended September 30, 1995 primarily due to substantial reductions in promotional expenses related to the discontinuance of the UPS product line. In addition, the Company has eliminated its outbound telemarketing department since the first half of last year without a material impact on revenue. Finally, last year the Company wrote off receivables for the Triple Crown Warranty program which did not recur this year and are not expected to recur.
Year to date expenses decreased $356 thousand.

As previously reported, the Company is starting up a new Network Response Systems (NRS) division based on proprietary software owned by EFI. This effort offset other expense savings as expenses of this startup added $120 thousand to selling, general and administrative expenses for the three months ended September 30, 1995 and $206 thousand year to date.

Net Loss before tax benefit for the three months ended September 30, 1995 improved over the prior year from $797 thousand to $305 thousand. The year to date loss before tax benefit improved from $786 thousand to $594 thousand. These improvements were due to substantial decreases in operating expense that offset decreases in gross profit and startup costs associated with NRS.

Liquidity and Capital Resources:

Sale of UPS Product Line.
During the three months ended June 30, 1995 the Company sold to Valence, L.L.C. (Valence) its line of UPS products along with the inventory and fixed assets associated with these products for $983,746. In addition to the sale of the UPS product line, Valence purchased 66,667 shares of common stock of the Company for $100,000. The Company received total cash of $490,248 and a note receivable of $493,498 with installments due in August, October and December of 1995.
The Company also signed a two year contract to supply Valence with UPS products on a cost plus basis. The purpose of this sale was to allow the Company to focus on its core TVSS business lines and to expand into related products and services.

The impact of this transaction is reflected in the September 30, 1995 statement of cash flows as a sale of fixed assets and proceeds from sale of the UPS line. Operating cash flows have been presented net of the effects of the sale of the UPS line, as follows:

     Accounts receivable     $493,498
     Inventory               (483,746)
     Deferred income         (109,043)

Cash flows from operating activities for the six months ended September 30, 1995 were $53,030 compared to $80,748 for the six months ended September 30, 1994. The loss of $594 thousand was more than offset by a reduction of accounts receivable ($461 thousand) and inventory ($95 thousand) and the adjustment to cash flow from depreciation expense.

Cash flows provided by (used in) investing activities for the six months ended September 30, 1995 were $164 thousand as compared to $(390) thousand for the six months ended September 30, 1994. Capital expenditures during the current year were $236 thousand primarily for prepayments on molds and other tooling for a new line of plug-in products to be introduced in early calendar 1996. Offsetting these expenditures are proceeds from the sale of UPS assets. In the prior year the Company spent $390 thousand on fixed asset acquisitions for a new radial insertion machine.

Item 2.            Management's Discussion and Analysis of
         Financial Condition and Results of Operations - Continued

Cash flows provided by (used in) financing activities for the six months ended September 30, 1995 were $(305) thousand as compared to cash flows provided by financing activities of $309 thousand for the six months ended
September 30, 1994. The Company reduced its debt by about $410 thousand due to scheduled payments. This was offset by proceeds from the sale of stock related to the UPS sale of $100,000. During the previous year, the Company restructured a portion of its debt, generating positive net cash flow.


During the three months ended September 30, 1995 certain of the Company's notes payable were reclassified as current liabilities because their term ends in June 1996. Although the Company usually extends the terms of its notes payable beyond one year, it has elected not to do this at this point since it is currently negotiating with other funding sources to refinance a portion of this debt. When this negotiation is complete, the Company expects to enter into a new term debt agreement with its bank for a lesser amount and a term beyond one year.

The Company has experienced significant negative cash flow for several months. Thus far, reductions in receivables and inventory, increases in accounts payable, proceeds from the sale of the Company's UPS business, refund of income taxes and other sources of cash have provided adequate liquidity for ongoing operational needs. During the three and six months ended
September 30, 1995 cash flow from operating activities has been positive. During the first six months of this year the Company has invested in tooling for a new line of plug-in products and has paid down significant bank debt as defined in existing loan agreements.

The Company does not anticipate significant additional investments in fixed assets for the remainder of the fiscal year. Management is also negotiating with new funding sources to significantly reduce principal repayment obligations. Currently the Company is operating near cash flow break-even. As a result of these factors, management believes that it will have sufficient liquidity to fund ongoing operations.

PART II - OTHER INFORMATION


    Item 6.  Exhibits and Reports on Form 8-K

         A) Exhibits.

         none.

         B) There were no reports filed on form 8-K during the quarter ended September 30, 1995.



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

          Date: November 13, 1995


                                                  /s/ Richard D. Clasen
                                                      Richard D. Clasen
                                                      President and
                                                       Chief Executive Officer


                                                 /s/ David G. Bevan
                                                     David G. Bevan
                                                     Vice President and
                                                       Secretary