Form 10QSB
period 1995-12-31
EFI ELECTRONICS CORP
filed 1996-02-14
CIK 785970

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10- QSB


(Mark one)

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 1995

o  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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

Issuer's telephone number, including area code: (801) 977-9009


x Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Number of shares of the issuer's common stock outstanding at February 12, 1996: 3,165,700

INDEX TO FORM 10-QSB



PART I     FINANCIAL INFORMATION                        PAGE
           Item 1.  Financial Statements

           Balance Sheets as of December 31, 1995
           (Unaudited) and March 31, 1995                 3

           Statements of Operations for the three
           months ended December 31, 1995 and
           December 31, 1994 (Unaudited)                  4

           Statements of Operations for the nine
           months ended December 31, 1995 and
           December 31, 1994 (Unaudited)                  5

           Statements of Cash Flows for the nine
           months ended December 31, 1995 and
           December 31, 1994 (Unaudited)                  6

           Notes to Financial Statements (Unaudited)      7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  10


PART II   OTHER INFORMATION


           Item 6.  Exhibits and Reports on Form 8-K   14
BALANCE SHEETS
As of December 31, and March 31, 1995
                               DECEMBER 31                  MARCH 31
                               (Unaudited)                (as Restated)

ASSETS
  Current assets:
  Cash and cash equivalents        $2,955                    $96,259
  Receivables, net              2,497,786                  3,125,562
  Inventories                   2,090,787                  2,597,400
  Prepaid expenses                 81,995                     65,806
           Total current assets 4,673,523                  5,885,027

  Property - net                1,976,411                  2,423,402

  Other assets:
  Investment in joint venture      90,979                     49,880
  Other assets                    210,094                    249,994
  Total other assets              301,073                    299,874

           Total assets        $6,951,007                 $8,608,303


LIABILITIES
  Current liabilities:
  Current installments of
    notes payable              $2,087,774                  $614,948
  Accounts payable              1,598,727                 1,841,741
  Accrued liabilities             573,412                   647,163
    Total current liabilities   4,259,913                 3,103,852

Notes payable, less current
  installments                  1,109,188                 3,068,711
           Total liabilities    5,369,101                 6,172,563

STOCKHOLDERS' EQUITY
  Common stock                       369                        357
  Common stock to be issued for
    settlement of litigation          -0-                    75,000
  Additional paid-in capital   1,301,950                  1,120,021
  Retained earnings            1,896,148                  2,856,923
           Total               3,198,467                  4,052,301
Less:
Treasury stock, at
  cost - 370,278 shares       (1,466,561)               (1,460,012)
Stock subscriptions and
  interest receivable from
  management and employees      (150,000)                 (156,549)
    Total stockholders' equity 1,581,906                 2,435,740

    Total liabilities and
      stockholders' equity    $6,951,007                $8,608,303




           See notes to financial statements.

STATEMENTS OF OPERATIONS
For the three months ended December 31,  1995                   1994
                                     (Unaudited)           (Unaudited)
                                                          (As Restated)

Sales                               $2,784,479              $3,586,825
Cost of sales                        1,907,592               2,512,597
Gross profit                           876,887               1,074,228
Operating expenses:
  Selling, general and
    administrative expenses         1,109,863               1,199,813
  Research and development            133,023                 198,345
           Total operating expenses 1,242,886               1,398,158
Operating loss                       (365,999)               (323,930)

Other income (expense):
  Equity in earnings of
    joint venture                     12,000                   9,686
           Other income               68,225                      -0-
           Interest expense, net
            of interest income       (80,618)               (124,996)
           Total other income
             (expense)                  (393)               (115,310)

Loss before income taxes            (366,392)               (439,240)
Benefit from  income taxes                -0-                159,524
Net loss                           $(366,392)              $(279,716)


Net loss per common
  and common equivalent share         $(0.12)                $ (0.10)


Weighted average common shares
  outstanding                      3,165,700               2,775,967



           See notes to financial statements.

STATEMENTS OF OPERATIONS

For the nine months ended December 31,       1995           1994
                                         (Unaudited)     (Unaudited)
                                                        (As Restated)

Sales                                    $8,866,691       $9,663,881
Cost of sales                             5,989,317        6,304,603
Gross profit                              2,877,374        3,359,278
Operating expenses:
           Selling, general and
             administrative expenses      3,340,227        3,790,227
           Research and development         407,705          583,203
             Total operating expenses     3,747,932        4,373,430
Operating loss                             (870,558)      (1,014,152)

Other income (expense):
           Equity in earnings of
            joint venture                   41,099            37,159
           Other Income                     68,225                -0-
           Interest expense, net of
            interest income               (199,541)         (248,556)
             Total other income (expense)  (90,217)         (211,397)

Loss before income taxes                  (960,775)       (1,225,549)
Benefit from income taxes                       -0-          452,691
Net loss                                 $(960,775)        $(772,858)


Net loss per common
  and common equivalent share               $(0.31)          $(0.28)


Weighted average common shares
  outstanding                            3,137,315        2,715,094


           See notes to financial statements.

STATEMENTS OF CASH FLOWS
For the nine months ended December 31,       1995            1994
                                          (Unaudited)     (Unaudited)
                                                         (As restated)
Cash flows from operating activities:
Net loss                                  $(960,775)        $(772,858)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
           Depreciation                     479,823           484,363
           Amortization                      33,362            12,867
           Equity in earnings of joint
             venture                        (41,099)          (37,159)
           Stock subscriptions interest
             receivable                          -0-           13,926
           Increase (decrease) in cash,
            net of the sale of the UPS
            line, due to change in:
           Receivables                      748,414          (559,852)
           Inventories                       43,505            45,075
                      Prepaid expenses      (16,189)           40,439
                      Other assets           (6,098)              499
                      Accounts payable     (243,014)          803,186
                      Accrued liabilities   (73,751)           53,272
           Net cash provided by (used in)
             operating activities           (35,822)           83,758
Cash flows from investing activities:
           Capital expenditures            (323,791)         (513,927)
           Other assets                      12,636                -0-
           Proceeds from sale of fixed
             assets related to UPS line     290,959                -0-
           Proceeds from sale of UPS line   342,470                -0-
           Net cash provided by (used in)
             investing activities           322,274          (513,927)
Cash flows from financing activities:
           Proceeds from sale of
            common stock                    104,273                -0-
           Net repayments under revolving
             credit agreement              (136,942)         (474,451)
           Proceeds from borrowing on
             notes payable                       -0-        2,410,375
           Principal payments on notes
             payable                       (349,755)       (1,505,288)
           Proceeds from exercise of
             stock options                    2,668                -0-
           Net cash provided by (used in)
             financing activities          (379,756)          430,636
Net increase (decrease) in cash and
  cash equivalents                          (93,304)              467
Cash and cash equivalents at beginning
  of period                                  96,259            25,640
Cash and cash equivalents at end
  of period                                  $2,955           $26,107

Supplemental disclosures of cash flow information:
Cash paid during the period for
           Interest                        $199,541         $248,556

Supplemental disclosures of non cash investing and financing activities:
  Note issued for sale of UPS line         $493,498              $-0-
  Common stock issued for legal
    settlement, accrued at
    March 31, 1995                          $75,000              $-0-

           See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS  (Unaudited)


In the opinion of management, the accompanying financial statements contain adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of EFI Electronics Corporation (the "Company") at December 31, 1995, and the results of its operations and its cash flows for the nine months ended December 31, 1995 and December 31, 1994. The results of operations for the period ended December 31, 1995 are not necessarily indicative of results for the full year period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's 1995 Annual Report to Shareholders.

1.  RECEIVABLES

Receivables consisted of the following at December 31, and March 31, 1995:

                                           December 31               March 31
                                           (Unaudited)

Trade receivables                           $2,167,736            $2,744,890
Receivable from UPS sale                       120,638                    -0-
Warranty premium receivable                     28,773              27,745
  Income tax refund                            199,949               536,670
                                             2,517,156             3,309,305
Allowance for doubtful accounts                (19,370)          (183,743)
           Total Receivables                $2,497,786            $3,125,562

2.  INVENTORIES

Inventories consisted of the following at December 31, and March 31,
1995:
                                              December 31           March 31
                                              (Unaudited)        (As Restated)

           Raw materials                      $1,249,190           $1,909,155
           Work-in-process                       335,546              342,406
           Finished goods                        506,051              345,839
           Total                              $2,090,787           $2,597,400

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

NOTES TO FINANCIAL STATEMENTS - Continued (Unaudited)

There is no provision for income taxes for the three and nine months ended December 31, 1995 because the Company had both a book and taxable loss for the periods. The Company has concluded that a full valuation allowance should be provided for losses during these periods because all future reversals of existing tax liabilities have been offset by previous operating loss and research and development credit carryforwards.

5.  NOTES PAYABLE

At December 31 and March 31, 1995 notes payable consisted of the following:

                                            December 31           March 31
                                            (Unaudited)

Collateralized promissory notes             $1,788,514        $2,137,019
           Revolving line of credit          1,321,848         1,458,790
           Uncollateralized promissory note     86,600            87,850
                                             3,196,962         3,683,659

           Less current installments of
             long-term debt                 (2,087,774)         (614,948)
           Total notes payable, less
             current installments           $1,109,188        $3,068,711

The collateralized notes and revolving line of credit contain financial covenants, the most restrictive of which require the Company to maintain not less than $ 3.0 million of tangible net worth and a debt to net worth ratio not to exceed 2.1 to 1. At March 31, 1995 and December 31 ,1995, the Company was in violation of these and other covenants. Appropriate waivers have been obtained from Key Bank as of March 31, 1995, and through March 31, 1997.

6. POSSIBLE TAX LIABILITY

It has come to the attention of management that there is a possible tax liability related to prior years' payroll taxes. The Company has not received its 1994 Federal Income Tax refund and it is possible that this refund has been offset against a tax liability being asserted by the IRS relating to penalties and interest from late filings of payroll tax returns for years prior to 1994. Management is currently working with the Internal Revenue Service to determine the disposition of the 1994
Federal Tax refund and if, in fact, there are penalties and interest that the Company is not aware of related to prior years. It is expected that this issue will be resolved prior to March 31, 1996. Since management believes that any additional liability is not probable they have elected not to recognize any additional liability at December 31, 1995.

7. RESTATEMENT OF MARCH 31, 1995 FORM 10-KSB

During August 1995 the Company determined that payroll tax expense, cost of sales, cash, inventories and accrued liabilities for the year ended March 31, 1995 were incorrect. Additionally, a legal dispute was settled subsequent to March 31, 1995 that was not properly reflected in the March 31, 1995 financial statements. As a result, the financial statements for the year ended March 31, 1995 have been restated to reflect the appropriate account balances. The Company has amended
Form 10-KSB filed with the Securities and Exchange Commission to reflect this restatement. In addition, this amendment has reflected a restatement of these accounts for the three months and nine months ended December 31, 1994. This amendment corrected errors in these accounts reported in Form 10-QSB for the three months and the nine months ended December 31, 1994. All references in this report to the Form 10-QSB report and the financial statements for the periods ended December 31, 1994 are to the financial statements as restated.

NOTES TO FINANCIAL STATEMENTS - Continued (Unaudited)


8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to Be Disposed Of". The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The impact of the Statement on the Company is not expected to be material.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement defines a fair value method of accounting for employee stock options or similar equity instruments and encourages adoption of that method. The Statement also requires that an employer's financial statements include certain disclosures about stock-based compensation arrangements regardless of the method used to account for them. The Statement is effective for financial statements for fiscal years that begin after December 15, 1995. The Company has not determined how it will account for stock options when the standard is adopted, nor has it estimated what impact such adoption will have on the Company's financial statements.

9. SUBSEQUENT EVENT

On January 26, 1996 the Company executed an unsecured revolving term loan with a major shareholder and director. The borrowing limit of this facility is $500,000. The interest rate on this agreement is fixed at 11% of the average outstanding balance and its term is 24 months.
In exchange for this facility, the lender was issued warrants for 20,000 shares of EFI common stock at an exercise price of $1.375 (the closing bid price as of the loan date).
Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Results of Operations:

Sales for the three months ended December 31, 1995 decreased $802 thousand (22%) compared to the three months ended December 31, 1994. Year to date sales decreased $797 thousand (8%) from the same period last year. Sales by major product line were as follows:

                                           Revenue by Product
                                               $(000s)
                           Three months ended            Nine months ended
                      12/31/95         12/31/94      12/31/95         12/31/94
Plug-ins              2,000              2,391         6,186             6,069
Panels                  722                608         2,033             2,092
UPS                     -0-                587           397             1,499
Other                    62                 1           251                 4
           Total      2,784              3,587         8,867             9,664

Contribution Margin      55%               52%            53%       55%
Gross Margin             31%               30%            32%         35%

    Note: Contribution margin reflects only direct, unburdened material and labor costs

Sales revenue for plug-in products for the three months ended
December 31, 1995 was $391 thousand (16%) less than the same three months last year but increased for the nine months ended December 31, 1995 by $117 thousand (2%) compared to the previous year. During the three months ended December 31, 1994, the Company sold approximately $200 thousand of plug-in products to a national distributor under a one time promotion which increased revenues for these products significantly over the typical sales rates for this customer. In addition, plug-in revenues for the current three months were adversely affected by the shut down of government agencies during November and December of 1995. Finally, the Company has experienced lower sales of plug-in products to computer distributors as emphasis has been placed on the future growth of private label contracts.

Panel sales for the current three months are $114 thousand (19%) above last year, but are $59 thousand lower for the year to date compared to the same period last year. The decrease for the nine months ended December 31, 1995 was caused by a decrease in the three months ended June 30, 1995 resulting from $170 thousand of one time sales to an end user in the same period of the prior year. The improvement in panel sales shown in the most recent three months is expected to continue as management focuses its efforts on selling these products into distribution.

UPS sales have been reduced to zero since the Company sold its UPS business to Valence, L.L.C. in June 1995, as described elsewhere in this report.

Other revenue includes income from contract sales to Valence, L.L.C., under an agreement dated June 14, 1995 to produce UPS products for this company. This agreement concludes on June 14, 1997.

Gross Profit on sales for the three months ended December 31, 1995 decreased by $197 thousand (18%) compared to the same period last year and by $482 thousand (14%) year to date. Gross profit as a percentage of sales was 31% and 32% for the three months and nine months ended December 31, 1995, respectively. This compares to gross profit in the previous year of 30% and 35%, respectively. These changes are the result of several factors:



Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations - Continued



Margins on plug-in products declined by seven percentage points due to a significant change in product mix. Sales of the Company's high end, high margin plug-in products decreased while sales of low end and specialty military plugstrip models increased, both of which have much lower margins.

Panel sales for the three months ended June 30, 1995 were much lower than the previous year as described above. These sales have much higher margins than the Company average. A decline, therefore, causes a lower overall margin percentage.

UPS margins in the first three months of the current year were much lower than prior periods as the Company attempted to sell off inventories by heavily discounting its average sales price. There were no UPS sales in the three months ended December 31, 1995. Since
UPS margins are lower than the overall average Company margin, absence of these products improved overall margin percentage for this period.
Decreases in the dollar value of contribution margins were partially offset by reductions in manufacturing costs; although these costs as a percentage of sales increased due to larger decreases in sales than in these costs.

Warranty expenses increased by $29 thousand for the three months ended December 31, 1995 and $67 thousand year to date primarily as a result of claims for triple crown warranty products that have been discontinued. In November 1995, the Company also processed several, extraordinary claims for one of its specialty products. These claims are not expected to recur.

Operating Expenses decreased $155 thousand (11%) in the three months ended December 31, 1995 compared to the prior year and $625 thousand (14%) year to date.

Research and development expenses decreased $65 thousand (33%) for the current three months and $175 thousand (30%) year to date due to the discontinuation of the UPS product line discussed above. Expense reductions related to this discontinuance have been somewhat offset as the Company has been aggressively developing new TVSS products.

Selling, general and administrative expenses decreased $90 thousand (7%) for the three months ended December 31, 1995; expenses for the nine months ended December 31, 1995 decreased $450 thousand
(12%). As previously reported, the Company is starting up a new Network Response Systems (NRS) division based on proprietary software owned by EFI. This effort offset other expense savings as expenses of this startup added $129 thousand to selling, general and administrative expenses for the three months ended December 31, 1995 and $335 thousand year to date.

Excluding these NRS expenses, expenses related to selling, general and administrative expenses of the core TVSS business decreased by $219 thousand (18%) for the three months and $785 thousand (21%) for the nine months ended December 31, 1995. These reductions are the result of a program implemented in March 1995 to reduce total operating expenses by $1 million, annually. Expense savings resulted from a reduction of headcount by about 40 people and reductions in promotional and other expenses related to the UPS business.

Other Income for the three and nine months ended December 31, 1995 is primarily the result of the gain on sale of the UPS business reported elsewhere in this report. Such income did not occur in the previous year.


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations - Continued

Net Loss before tax benefit for the three months ended December 31, 1995 improved over the prior year from $439 thousand to $366 thousand. The year to date loss before tax benefit improved from $1,226 thousand to $961 thousand. These improvements were due to substantial decreases in operating expense that offset decreases in gross profit and startup costs associated with NRS.

Liquidity and Capital Resources:

Sale of UPS Product Line.  During the three months ended June 30,
1995 the Company sold to Valence, L.L.C. (Valence) its line of UPS products along with inventories and fixed assets associated with these products for $883,746. In addition to the sale of the UPS product line, Valence purchased 66,667 shares of common stock of the Company for $100,000. The Company received total cash of $490,248 and a note receivable of $493,498 with installments due in August, October and December of 1995. The Company has received all of these payments except for $100 thousand which is now due during the three months ended March 31,1996. The Company has also signed a two year contract to supply Valence with UPS products on a cost plus basis. The purpose of this sale was to allow the Company to focus on its core
TVSS business lines and to expand into related products and services.

The impact of this transaction is reflected in the December 31, 1995 statement of cash flows as a sale of fixed assets and proceeds from sale of the UPS line. Operating cash flows have been presented net of the effects of the sale of the UPS line, as follows:

                      Accounts receivable             $120,638
                      Inventories                     (463,108)

Cash flows provided by (used in) operating activities for the nine months ended December 31, 1995 were $(36) thousand compared to $84 thousand for the nine months ended December 31, 1994. The net loss of $961 thousand was more than offset by a reduction of accounts receivable ($748 thousand) and inventories ($44 thousand) and the adjustment to cash flow from depreciation expense. The reduction in receivables has been the result of increased collection efforts by management. Cash flow from these areas has allowed the Company to also reduce its accounts payable by $243 thousand. The reduction in accrued liabilities is primarily the result of normal fluctuations resulting from timing of accruals and payments.

Cash flows provided by (used in) investing activities for the nine months ended December 31, 1995 were $322 thousand as compared to $(514) thousand for the nine months ended December 31, 1994. Capital expenditures during the current year have been $324 thousand primarily for prepayments on molds and other tooling for a new line of plug-in products to be introduced in early calendar 1996. Offsetting these expenditures are proceeds from the sale of UPS assets. In the prior year the Company spent $514 thousand on fixed asset acquisitions, primarily for a new radial insertion machine.

Cash flows provided by (used in) financing activities for the nine months ended December 31, 1995 were $(380) thousand as compared to cash flows provided by financing activities of $431 thousand for the nine months ended December 31, 1994. The Company has reduced its debt by about $487 thousand

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations - Continued


due to scheduled payments. This has been offset by proceeds from the sale of stock related to the UPS sale of $100,000. During the previous year, the Company restructured a portion of its debt, generating positive net cash flow from financing activities.
During the three months ended December 31, 1995 certain of the Company's notes payable were classified as current liabilities because they come due in June 1996. Although the Company usually extends the terms of its notes payable beyond one year, it has elected not to do so at this point since it is currently negotiating with other funding sources to refinance a portion of this debt. The Company has received a letter of intent from a major asset based lender to finance receivables and inventories. This potential refinancing would allow the Company to borrow money as its sales, inventories and receivables grow. When this negotiation is complete, the Company expects to enter into a new term debt agreement with its bank for a lesser principal amount and a term beyond one year.

The Company has experienced significant negative cash flow resulting from its losses, for several months. Thus far, reductions in receivables and inventories, proceeds from the sale of the Company's UPS business, refund of income taxes and other sources of cash have provided adequate liquidity for ongoing operational needs. During the three and nine months ended December 31, 1995 cash flow from operating activities has been positive or near break-even. During the first nine months of this year the Company has invested in tooling for a new line of plug-in products and has paid down significant bank debt as required by existing loan agreements.

The Company does not anticipate significant additional investments in fixed assets for the remainder of the fiscal year. As discussed above, management is also negotiating with new funding sources to significantly reduce near term principal repayment obligations. In addition, management has negotiated a $500,000, two year revolving term loan with a director/shareholder as more fully disclosed in footnote 9. of the Company's financial statements. Currently the Company is operating near cash flow break-even. As a result of these factors, management believes that it will have sufficient liquidity to fund ongoing operations.

PART II - OTHER INFORMATION

    Item 6.           Exhibits and Reports on Form 8-K

                      A)         Exhibits.

                                 Exhibit 27

                      B) There were no reports filed on form 8-K during the quarter ended December 31, 1995.



                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 EFI ELECTRONICS CORPORATION
                                  (Registrant)

Date: February 12, 1996


                                 Richard D. Clasen
                                 President and Chief Executive Officer



                                 David G. Bevan
                                 Vice President and Secretary