Form 10KSB
period 1996-03-31
EFI ELECTRONICS CORP
filed 1996-06-27
CIK 785970

FORM 10-KSB
               U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             (Mark one)

     For the Fiscal Year Ended March 31, 1996

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                                  OR
       [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ___________

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

[X]  Check whether the registrant (1) has filed all reports required
to be filed by Section 13 or 15(d) of the Securities   Exchange Act
of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ] Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

   Issuer's revenues for its most recent fiscal year: $11,921,129

Aggregate market value of the voting stock (which consists solely of shares of $.0001 par value common stock) held by non-affiliates of the registrant as of June 10, 1996, computed by reference to the closing sale price of the registrant's common stock as reported by the NASDAQ Small Cap Market on such date: $ 4,165,641.

Number of shares of the registrant's common stock outstanding at
June 10, 1996:  3,173,822

                 DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant's Proxy Statement relating to the Annual Meeting of Shareholders scheduled for July 26, 1996 are incorporated by reference in Part III of this report.

<page 1>

                               PART I


Item 1.   Business

General Development of Business

EFI Corporation, a predecessor corporation to EFI Electronics Corporation ("EFI" or the "Company"), was incorporated under the laws of the State of Utah on April 4, 1979, under the name
"Electrical Filters Inc." and from 1979 to 1981 was principally engaged in the sale of a power line filter which was an energy savings device. In December 1982, the name of this company was changed to EFI Corporation and it began manufacturing and selling transient voltage surge suppression ("TVSS") devices.

In June 1987, EFI Corporation merged with and into Halyx Development Company, Inc., a Delaware corporation, which was the surviving corporation ("Surviving Corporation") in the merger. This corporation was previously incorporated under the laws of the State of Delaware on November 13, 1985, under the name "Halyx Development Company, Inc." The name of the Surviving Corporation was changed to EFI Electronics Corporation. Because the shares issued in the merger to the shareholders of EFI Corporation represented approximately 90% of the outstanding shares of the Surviving Corporation after the merger and the officers and directors of EFI Corporation became the officers and directors of the Surviving Corporation after the merger, EFI Corporation was deemed, for financial reporting purposes, to have acquired Halyx Development Company, Inc.

In February 1991, the Company began manufacturing uninterruptible power supply ("UPS") systems for sale and distribution through the same channels as its TVSS products. In February 1995, management concluded that the UPS product line was not yielding the desired return on investment. In June 1995, Valence, L.L.C. ("Valence"), an unrelated party, purchased the exclusive rights to the Company's UPS products along with related inventory and assets for $780 thousand and contracted with the Company to manufacture these UPS products for a two year period.

In January 1995, EFI established a new business group named Network Response Systems(TM) ("NRS") and acquired the necessary software to provide a service that monitors power and several other conditions that can exist on servers in a local area network ("LAN") system.

Narrative Description of Business

Company Overview--The Company is primarily engaged in the manufacture and marketing of TVSS products. TVSS devices protect electronic equipment from electrical disturbances such as lightning, grid switching, switching of air conditioners, power tools, elevators, welding units, and electrical accidents. These disturbances can produce high speed, high energy transient voltage spikes and surges which can cause hardware failure, data/communication disruptions and transient induced software "bugs" resulting in equipment damage and/or down time. EFI's first hardwire product for industrial users was introduced in November 1981, followed by introduction of similar plug-in products for computer and telecommunication equipment which were introduced in early 1983 and 1984, respectively. Since the early 1980's, the Company has continued to develop new products for both plug-in and hardwire uses. Based on competitive research the Company believes it has the broadest line of TVSS products in the market and is known for its innovative solutions, high quality and engineering competence.

As discussed above, the Company developed a line of UPS products which it no longer markets and sells. The Company continues to manufacture these products for Valence pursuant to a manufacturing agreement entered into in combination with the sale of the UPS product line to Valence, but is no longer involved in development or design of new UPS products.

<page 2>

Item 1.   Business  (continued)

In January 1995, the Company established a new business group named NRS and acquired a software product from a third party developer to monitor and report several variables relating to the power conditions and node operations on LAN systems. As the PC and LAN markets continue to grow in complexity, many third party service organizations and in-house service departments need an effective method to monitor the environment in which servers and other devices operate. While many UPS manufacturers provide the ability to monitor the power affecting their devices, these are limited in scope by being both proprietary and providing only A/C power data. NRS software is an "open system", on-line monitoring service that provides information about not only power, but also environment, network traffic, disk usage, etc.

Products--The Company is presently engaged in the design, development, assembly, and marketing of TVSS devices for computer systems and other microprocessor-based equipment. The increasing use of microprocessor-based systems is opening new markets for surge suppression products. These markets include office and home office products (computers, fax machines, copiers, cash registers, etc.), commercial and industrial products for medical facilities, telecommunication installations, security systems, factories, automated environments, and even modern homes.

All EFI TVSS products are designed and manufactured to meet Underwriters Laboratories ("U.L.") and Canadian Standards Association ("C.S.A.") standards for quality and safety. EFI's basic suppression circuit was patented in 1986, with additional patents granted in 1991 and 1992. All products are tested and listed by U.L. for both domestic and Canadian use. EFI's products also provide additional safety features such as thermal fusing, circuit breaker protection, and complete diagnostics.

Currently, EFI offers a broad range of TVSS products under two categories: (1) plug-in products and (2) hardwire products.

     Plug-in Products are offered in four product lines, including models to protect computers, copiers, fax machines, DSS satellite systems, printers, disk drives, stereo equipment, telecommunication equipment and data lines:

          Powertracker(TM) Plugstrips offer six or eight outlets, an on/off switch/circuit breaker and diagnostic lights. Three different suppression networks are available to provide the level of protection desired. Diagnostics indicate reverse polarity, improper grounding and damage to the suppression circuit. In addition, telephone and coaxial line protection are also available.

          Powertracker(TM) Wallmounts plug into a standard grounded outlet and have two or six power outlets for connected equipment. They have the same suppression circuitry, diagnostic features and telephone/coaxial protection as the plugstrips. Two special wallmount models have been designed specifically for fax and copy machines.

          Powertracker(TM) Modules are designed to protect telecommunication systems and network data lines from power surges. The modules plug into a wall outlet and have connections for several types of networking configurations.

          Powertracker(TM) Power Control Center is packaged to provide a personal computer monitor platform. It has five A/C outlets for peripherals such as a printer, fax, monitor, etc., as well as telephone line outlets. Separate power switches are provided for each peripheral. Additionally, these products include the diagnostic features offered on the plugstrip and wallmount products.

<PAGE 3>

Item 1.   Business    (continued)

     Hardwire Products provide a range of protection to an entire facility at the service entrance, at distribution panels, to a specific area or to electronic equipment at a dedicated branch panel. In addition, original equipment manufacturers ("OEM") may incorporate these products directly into specific microprocessor based equipment. EFI actively markets two major product lines:

          Linemaster(R) products are designed with standard features and are primarily sold through electrical distributors. This product line includes both hardwire panels and smaller, custom modules for use with or within specific microprocessor-based customer products.

          Titan(R)  products are based on the same platform as certain
          Linemaster(R)  products,  but  have  significantly   greater
          performance   and  optional  features   not   offered   on
          Linemaster(R) products.  Titan(R) products are sold on  a  bid
          basis   to  contractors  as  specified  by  building   and
          architectural engineers.

Software/service products are provided by the Company's new operation, NRS. These products are intended to monitor not only the power of LAN and other distributed systems, but also other characteristics relating to the environment and performance of connected systems. These products grew out of the monitoring features offered by the Company's UPS products. This technology can ultimately be applied to other types of systems than LAN systems.

Competition

EFI experiences active competition in both of its TVSS product categories. EFI believes it is one of the few companies to offer an extensive line of both plug-in and hardwire products. A description of the competitive factors in each category of EFI's products is set forth below.

Plug-in Products--These products are sold into a variety of distribution channels that include value added resellers ("VAR"), office products dealers, government and mass retail outlets. These markets are intensely price competitive and are characterized by the import of low-priced products from foreign manufacturers for resale by many large brand name companies. These companies are often engaged in the sale of a wide range of products and accessories that include TVSS. EFI believes its competitive advantages are packaging, product performance and competitive costs through continuing cost reduction activities.

Hardwire Products--These products are sold to a diverse set of markets including process control equipment manufacturers, government, medical equipment, modular office systems, and telecommunication equipment, along with electrical contractors and public utilities. Many of these products are sold through power VARs and electrical wholesalers. Many customers require custom designed products which are required as part of the installation of their equipment. Public utilities are now selling protection devices to both home and business power users. There are a number of companies that manufacture hardwire TVSS products for these markets. However, most manufacturers compete on the basis of product performance and technical support rather than price. EFI believes its products in this market compete favorably with respect to technical support and performance and, that as the market matures, the Company will have significant pricing advantages.

Software/service   Products--Although  the  LAN   market   is   well
developed,  third  party maintenance/service provided  by  VARs  and others is still evolving. There are very few competitors that provide an open architecture approach to monitoring microprocessor-based systems. The software that exists is mostly proprietary to hardware suppliers and is not part of an overall service/maintenance plan. The Company believes that its products provide a unique opportunity to VARs, OEMs and large end users to develop an opportunity for third party maintenance and service.

<PAGE 4>

Item 1.   Business    (continued)

Marketing

EFI delivers its products through a variety of marketing channels including national and regional distributors that service retail computer resellers, office products dealers, and industrial users or building engineers/contractors. EFI also markets directly to private label/OEM customers and the U.S. Government. EFI's marketing strategy is to provide superior performance and features at a competitive price with aggressive product and connected equipment warranties. Following is a description of marketing programs for each TVSS market:

     EFI brand products are sold directly to large national and regional suppliers of computers, office products and electrical equipment. These suppliers distribute to VARs, computer and office product dealers, electrical retailers and other market retailers. These suppliers are serviced by authorized EFI manufacturing representatives.

     Government  products are sold primarily on a bid basis  through
     direct     sales    contact    and    through    manufacturer's
     representatives.

     Private Label/OEM product sales are made by direct sales to other manufacturers and product merchandisers.

NRS   products  are  sold  directly  to  large  VARs,  third   party
maintenance organizations and large end users.

Dependence on Customers

EFI received nearly 20% of its fiscal 1996 revenue from agencies of the Federal Government, including slightly over 10% of its net sales from the General Services Administration. In addition, sales to EFI's next three largest customers amounted to an additional 17% of net sales. This concentration reflects the Company's focus on acquiring large distribution or private label customers. Loss of any one or more of these customers could have a material adverse effect on the Company's results of operations.

Patents and Trademarks

In December 1986, EFI was issued a patent which has a life of 17 years commencing December 16, 1986, related to the suppression network utilized in its plug-in and hardwire product lines. In June 1991, EFI was issued a patent on its meter base surge suppression product, which has a life of 17 years commencing June 11, 1991. In June 1992, EFI was issued a patent on the CATV circuitry that EFI has developed and uses in many of its products, which has a life of 17 years commencing June 23, 1992. In January 1996, the Company purchased rights to a patent that is pending on a system to "hot swap" a suppression module in hardwire products. In February 1996, the Company applied for a patent on a unique TVSS technology comprised of an array of varistor discs. EFI considers these patents to be significant and material competitive advantages.

The  Company  has also registered its "EFI" logo,  EFI(R)  name  as  a
trademark,   and   Sine  Wave  Tracker(R),  Omni-Phase(R),   HomeGuard(R),
Mastershield(R), Powertracker(TM), Titan Linemaster(R), and Titan Surge Defender(R) brand names as trademarks which appear on the Company's products. Network Response Systems(TM) has been registered as a service mark and Network Response Center(TM) as a trademark. The trademarks are also deemed significant to EFI because of the importance of name recognition in the markets in which EFI products are sold.

<PAGE 5>

Item 1.   Business    (continued)

Research and Development
EFI is continually engaged in the research and development of new products and refinements of existing TVSS products. While the Company continues to manufacture UPS products for Valence, it is no longer involved in development or design of new UPS products. The Company employs five research and development professionals. Major advances have been made to shorten the design cycle by establishing product teams made up of representatives from sales, finance, marketing, manufacturing, and engineering. These teams focus on the product step by step and make changes throughout the cycle, rather than making the changes at the end of the process. Research and development expenses for fiscal years ended March 31, 1996 and 1995 were $574,576 and $784,116, respectively. The decrease in fiscal year 1996 was due to discontinuance of the Company's UPS business.

Manufacturing Process

EFI's products are assembled at the Company's production facility in Salt Lake City, Utah, primarily using standard electronic components which are available from alternate sources. EFI focuses on automating the assembly process as much as possible. The addition of a radial inserter early in fiscal 1995 increased throughput substantially, improved the line yield to in excess of 99.5%, and gave the Company added flexibility in responding to varied production needs. EFI's team approach to development is focused on creating products that are easier and less expensive to produce. EFI has not experienced serious delays or shortages in obtaining necessary components, although some components are custom designed and some components are purchased from foreign suppliers. All components are available from alternative sources. EFI considers its relationships with suppliers to be satisfactory.

EFI maintains substantial inventories of product components in order to meet rapid delivery requirements of customers. Return of merchandise from the customer is permitted and is subject to a 25% restocking charge. EFI's normal credit terms closely match the industry which typically extends Net 45 to Net 60 day terms. Backlog at the beginning of any given month is generally about 25% of the revenues for that month.

Employees

As of March 31, 1996, EFI employed approximately 95 full-time people, including 12 sales and marketing personnel, 7 engineers, 58 production employees, and 18 executive and administrative personnel. In addition, EFI employs contract temporary employees to support peak activity in its manufacturing operations. EFI is not a party to any collective bargaining agreements, has not experienced any work stoppages, and has had no difficulties employing qualified people. EFI considers its employee relations to be satisfactory.

Item 2.   Properties

The Company's principal offices are located at 2415 South 2300 West, Salt Lake City, Utah 84119, telephone number (801) 977-9009. This facility is located in a light industrial park and consists of 28,000 square feet, of which approximately 14,000 square feet are used for executive and administrative offices and the balance for manufacturing, assembly and shipping. The Company has leased this facility through June 1996. Monthly lease payments are $7,100 plus taxes, insurance, and maintenance. Additionally, the Company leases a warehouse facility at 2337 South 2300 West, Salt Lake City, Utah 84119. This facility is located in the same industrial park as the Company's principal offices and consists of 16,800 square feet, of which approximately 1,500 square feet are used for administrative offices and the balance for the warehouse of materials and shipping. Monthly lease payments are $3,696 plus taxes, insurance, and maintenance. The warehouse is leased through August 1996. The facilities have been renovated to specifications provided by the Company. Management is negotiating extensions of each of these leases for at least one more year and the Company believes its facilities will be adequate and suitable for its operations during the remaining term of its leases and extensions, if any.
<PAGE 6>

Item 3.   Legal Proceedings

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.


                               PART II

Item  5.    Market  for the Registrant's Common  Stock  and  Related
Stockholder Matters

The Company's Common Stock is traded over-the-counter and is included in the NASDAQ Small Cap Market under the symbol "EFIC." On January 18, 1996, the Company changed its listing from the NASDAQ National Market System to conform with lower net worth requirements under the Small Cap Market. Market makers in EFI Common Stock are:

      Wilson-Davis  &  Co.,  Inc.            Wien  Securities  Corp.
      Olsen Payne & Company                  Herzog,  Heine, Geduld, Inc.
      Sherwood Securities  Corp.             M.H. Meyerson & Co.
      Nash  Weiss/Div of Shatkin Inv.        Troster Singer  Corp.
      Alpine Securities Cp.

The following table shows the range of closing sale quotations for the Common Stock of the Company for the quarters indicated. Since January 18, 1996 prices are as reported by the NASDAQ Small Cap
Market. Prior to that date prices are from the NASDAQ National Market System. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

               QUARTER ENDED          LOW    HIGH
               March 31, 1996       $1.25   $1.88
               December 31, 1995     0.94    1.75
               September 30, 1995    0.94    1.63
               June 30, 1995         1.00    2.06

               March 31, 1995        0.94    1.88
               December 31, 1994     1.06    2.00
               September 30, 1994    1.31    1.88
               June 30, 1994         1.50    2.94

As of June 10, 1996, there were approximately 277 record holders of the Company's Common Stock, which number does not include shareholders whose stock is held through securities position listings.

The Company has never paid dividends on its Common Stock. Under the terms of the Company's line of credit agreement, the Company may not pay cash dividends to shareholders. In the event this restriction is removed, payment of dividends is within the discretion of the Company's board of directors, subject to certain legal limitations, and will depend upon earnings, capital requirements and the operating and financial conditions of the Company. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining any earnings in order to finance the development and growth of its business.

<PAGE 7>
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales for the year ended March 31, 1996, decreased by $1.0 million (8%) compared to the prior year. The major components of net sales were:

                        Revenue by Product
                          (in thousands)

                                                  3/31/96   3/31/95
                                                  -------   -------
               TVSS revenue                       $11,289   $11,003
               UPS revenue                            369     1,869
               Other revenue                          263        27
                                                  -------   -------
                 Total                            $11,921   $12,899
                                                  =======   =======

               Contribution margin percentage         54%       52%
               Gross margin percentage                31%       28%

              Note: Contribution margin reflects only direct, unburdened material and labor costs

     TVSS revenue increased by $286 thousand (3%) for the year ended March 31, 1996 as compared to the year ended March 31, 1995. The two components of TVSS revenue---plug-in and hardwire sales---are discussed separately, below:

     Plug-in revenue was virtually unchanged. Expected decreases in the PC distribution channel related to the sale of the Company's UPS products were offset by increases in government sales and sales to the office products market. Efforts will continue to expand both government and office products markets as well as to expand plug-in sales in the private label/OEM market.

     Panel revenue increased by $306 thousand (11%) from fiscal 1995 to fiscal 1996. The Company has entered the new construction and bid specification market, selling its new line of custom
     panel  products.   In addition, the Company has  increased  its
     penetration of the utility market with its HomeGuard(R) and related products. The Company is expending significant effort to continue growth in both markets.

UPS revenue for the current year decreased by $1.5 million as a result of the sale of the Company's UPS product line in June 1995. Ongoing UPS revenue ceased at this time. Subcontract income on UPS products since the sale is included in other revenue.

Other revenue includes income primarily from subcontract manufacture and assembly of UPS products sold to the buyer of the Company's UPS product line. The contract to perform this service lasts until June 1997.

Gross Profit on sales for the year ended March 31, 1996, increased by $120 thousand compared to the year ended March 31, 1995. As a percentage of sales, gross profit improved from 28% to 31%. The improvement in gross profit was related to two primary factors.

     First, the contribution margin of the Company's products increased by two percentage points as a result of increases in higher margin panel revenue and the elimination of lower margin UPS products. The contribution margin on plug-in products was virtually unchanged.

<PAGE 8>

Item   6.     Management's  Discussion  and  Analysis  of  Financial
Condition and Results of  Operations    (continued)

     Second, indirect manufacturing costs and variances decreased by $556 thousand (20%). Elimination of the UPS product line reduced several categories of variable manufacturing costs such as supplies, freight, scrap, rework, etc. Other savings in indirect costs included reductions in depreciation expense ($104 thousand) as older assets became fully depreciated and UPS related assets were sold, obsolete material reserve ($33 thousand) and a reduction of four indirect manufacturing employees ($125 thousand).

Operating Expenses decreased by $1.3 million during the current fiscal year compared to the year ended March 31, 1995. This reduction was in spite of an increase in operating expenses of $465 thousand related to the start-up of NRS. Excluding these expenses, operating expenses decreased by $1.8 million (27%). This decrease was related to decreases in several categories.

     Research and development expenses decreased by $209 thousand as a result of personnel and expense reductions related to the divestiture of the UPS product line.

     Commissions on UPS products decreased by $155 thousand.

     Sales and marketing headcount was reduced by 7 people ($344 thousand), as a result of elimination of the Company's outbound telemarketing effort and other support personnel.

     Bad debt expense was $221 thousand less than in the prior year. The Company has changed its policies with regard to credit extension in international markets, now requiring cash in advance or letters of credit for payment of such shipments.

     Telephone   expenses  were  $60  thousand  less  due   to   the
     elimination of outbound telemarketing and a new, lower rate contract with an alternate long distance carrier.

     Expenses related to the employment and relocation of certain personnel in the year ended March 31, 1995 did not recur in the current year ($60 thousand).

     Advertising and promotional expenses targeted at the PC retail market for both TVSS and UPS products decreased by $650 thousand as the Company discontinued promotion of UPS products.

     Travel by sales personnel declined $87 thousand due to tighter controls over customer related travel.

Other Expenses improved from $416 thousand for the year ended March 31, 1995 to $296 thousand for the year ended March 31, 1996. This improvement was primarily the result of a non-recurring write-off of subscription interest receivable of $112 thousand in the year ended March 31, 1995 and a gain on the sale of the Company's UPS product line in fiscal 1996. An increase in interest expense in the current year of $32 thousand related to increased borrowings was offset by an increase in the Company's equity in earnings from a joint venture.

This category contained non-recurring expenses in each year. In fiscal 1995, the Company settled a law suit involving patent infringement claims for $75,000. In fiscal 1996, the Company settled claims from prior years for certain, non-recurring payroll tax liabilities due to the State of Utah and the Internal Revenue Service ("IRS").

<PAGE 9>

Item   6.     Management's  Discussion  and  Analysis  of  Financial
Condition and Results of  Operations   (continued)

(Provision for)/Benefit from Income Taxes for the current fiscal year was $(75,000). The Company is finalizing an audit of its fiscal 1994 tax year with the IRS which will likely result in adjustments that affect the carry-back of tax credits. It is estimated that these adjustments will result in the repayment of $75-115 thousand of refunds previously received. The benefit from income taxes of $445,111 in fiscal 1995 reflects the benefit from carrying back a portion of the fiscal 1995 tax loss. No tax benefit has been recognized for the Company's current year loss since the Company has carried back all available tax losses in prior years and the Company has recorded a full valuation allowance for its deferred tax assets at March 31, 1996. (See Note 8 to the financial statements.)

Net Loss of $1.8 million in the current year is a $1million improvement from the net loss of $2.8 million incurred in the year ended March 31, 1995. This improvement resulted primarily from a $2.3 million reduction in indirect manufacturing costs and operating expenses offset by start-up expenses from NRS of $465 thousand and a reduction in net sales resulting from the Company's strategic decision to sell its UPS product line.


Liquidity and Capital Resources

Cash Flows From Operating Activities decreased from $31,254 for the fiscal year ended March 31, 1995 to $(1,400,600) for the current fiscal year. The most significant cause of this change was an increase of accounts payable in fiscal 1995 of $1.2 million which was not duplicated in the current fiscal year so that the Company could continue to operate "on open account" with most of its suppliers.

     Receivables decreased by $332 thousand net of bad debt allowance during the current fiscal year primarily as the result of the receipt of refunds of Utah State and Federal income taxes. Past due accounts as a percentage of trade receivables decreased substantially during the current year as a result of aggressive collection efforts and more restrictive credit policies. The Company no longer extends terms to Latin American accounts.

     Inventories increased by $135 thousand net of the reserve for obsolete inventory, excluding the effect of the sale of inventory related to the UPS sale. This increase is due to a buildup of raw materials and finished goods for product shipments to new private label customers expected during the first quarter of fiscal 1997.

     Accounts payable decreased $407 thousand during the current fiscal year as the Company has attempted to improve its position with suppliers after significant increases in fiscal 1995. The Company has maintained adequate relationships with its suppliers and remains on "open account" with all significant vendors.

     Reserve for customer warranty increased $99 thousand, reflecting a combination of increasing unit volume shipments during the past two years coupled with increased aging of claims paid.

     Accrued liabilities decreased by $208 thousand since March 31, 1995 as a result of payments to settle claims from the IRS and State of Utah for payroll tax liabilities incurred primarily in the quarters ended March 31, 1994 and June 30, 1994, offset by an accrual of $75,000 for an estimated income tax liability arising from an Internal Revenue Service audit of fiscal 1994.

Cash Flows from Investing Activities increased from March 31, 1995 to March 31, 1996 by $1.3 million. This was the result of proceeds of $754 thousand in fiscal 1996 from the sale of the Company's UPS product line and a reduction in fixed asset expenditures.

     Property--Investments in new equipment of $329 thousand were made in fiscal 1996. These were primarily for molds and tooling related to new plug-in products announced by the Company during the fourth fiscal quarter.
<PAGE 10>

Item   6.     Management's  Discussion  and  Analysis  of  Financial
Condition and Results of  Operations    (continued)

     These products are designed to support the Company's strategy of developing a low cost line of products for sale to private label and OEM customers. This compares to investments in fiscal 1995 of $879 thousand for manufacturing equipment and software related to the UPS product line.

     Proceeds from the sale of UPS line in fiscal 1996 were $754 thousand, represented by inventory and the net book value of fixed assets sold.

Cash Flows from Financing Activities decreased by $33 thousand from fiscal 1995 to fiscal 1996. During the current fiscal year, the Company refinanced its loan agreements to allow greater borrowing availability on its assets. Although the Company's borrowing capacity from these transactions increased by $700 thousand as of March 31, 1996, the actual borrowing amount from these transactions decreased by $213 thousand as of year end. This decrease was due to the Company's use of bank overdrafts ($561 thousand) as a cash management tool, in lieu of actual borrowings on the Company's revolving line of credit. In addition, the Company executed a term debt agreement for $500 thousand with a major shareholder and director to help fund the Company's losses until it regains profitability. As a part of the sale of the UPS product line, the purchaser of this product line also bought $100 thousand of the Company's common stock. Finally, other assets increased $71 thousand during fiscal 1996 as a result of loan fees due to financial institutions related to new financing agreements executed in the fourth quarter of the current fiscal year.

Outlook

During fiscal 1996, the Company accomplished a number of significant objectives necessary to turn around operations and become profitable. These included:

     Selling the UPS line of products to Valence for more than $750 thousand in cash.

     Refinancing borrowings and lines of credit with higher limits and lower monthly payment obligations to position the Company for growth and to improve supplier relationships.

     Developing new products to compete in the plug-in private label/OEM markets and in hardwire bid/spec markets.

     Cutting operating and indirect manufacturing expenses
     (excluding NRS) by $2.3 million while increasing TVSS revenue by 3% and gross margin by 3 percentage points.

     Developing long term relationships with several new private label/OEM customers with the potential for significant increases in revenue.

     Restructuring sales and marketing functions, by replacing several people in key positions with individuals who have proven experience who can contribute to improving performance in these areas.

EFI appears to be emerging from a fragile financial condition. Relationships with suppliers, lenders and other creditors are presently satisfactory. The Company is "on open account" with all of its important vendors and in compliance with its loan covenants, as amended. Although the Report of Independent Accounts as of March 31, 1996, raises substantial doubt about the Company's ability to continue as a going concern, management's confidence in further improvement in this condition is the direct result of the above outlined accomplishments, continued quarter to quarter improvement in the Company's core TVSS business and the largest order and committed business backlog in the Company's history, as it enters its first quarter of fiscal 1997. Management has developed several plans under a variety of assumptions and

<PAGE 11>

Item   6.     Management's  Discussion  and  Analysis  of  Financial
Condition and Results of  Operations    (continued)

scenarios for fiscal 1997. Under both the worst case and more optimistic scenarios, management believes the Company can fund its operations from financing arrangements in place and internally generated cash flow.

Other Items

The Company's activities have not been, and in the near term are not expected to be, materially affected by inflation or changing prices in general.
The Company has evaluated the Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets, and determined that, based on information available as of March 31, 1996, the impact of the statement on the Company could be material upon its adoption as of April 1, 1996, if the Company's operating results do not improve significantly in fiscal 1997.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. This statement defines a fair value based method of accounting for stock based compensation, including grants of stock, stock options, and other equity instruments to employees, and encourages adoption of the method. The statement also requires that an employer's financial statements include certain disclosures about stock based compensation arrangements, regardless of the method used to account for them. The statement is effective for financial statements for fiscal years that begin after December 15, 1995. The Company has elected to continue to apply the current stock based compensation methods pursuant to APB 25 and to furnish the additional disclosures required by SFAS No. 123.

<PAGE 12>

Item   6.     Management's  Discussion  and  Analysis  of  Financial
Condition and Results of  Operations    (continued)

Selected Financial Data

The following Selected Financial Data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the financial statements, and accompanying notes appearing in this report.

For  the years ended March 31,         1996           1995           1994           1993
1992

Income Statement Data:

Net  Sales                      $11,921,129    $12,899,293    $14,924,600    $14,819,664
$11,935,357
Cost of  sales                    8,173,468      9,271,371      9,930,209      8,574,369      6,243,231
- -------------------------------------------------------------------------------------------------------
Gross profit                      3,747,661      3,627,922      4,994,391      6,245,295      5,692,126
Operating expenses                5,197,363      6,457,581      5,587,016      5,203,156
5,277,947
- -------------------------------------------------------------------------------------------------------
Operating (loss) income          (1,449,702)    (2,829,659)      (592,625)     1,042,139
414,179
Other income (expense)             (296,034)      (416,029)       (65,426)       (52,807)
101,624
- -------------------------------------------------------------------------------------------------------
(Loss) income before
    income taxes                 (1,745,736)    (3,245,688)      (658,051)       989,332
515,803
Benefit from/(provision for)
    income taxes                    (75,000)       445,111        327,826       (325,013)
(119,495)
- --------------------------------------------------------------------------------------------------------
Net (loss) income               $(1,820,736)   $(2,800,577)    $ (330,225)    $  664,319     $
396,308
=====================================================================
===================================
Net (loss) income per common and
    common equivalent share     $     (0.58)   $     (1.04)    $     (.12)    $     0.23     $      0.14
=====================================================================
===================================
Dividends per common and
    common equivalent share     $        -0-   $        -0-    $       -0-    $       -0-    $        -0-
=====================================================================
===================================

Balance Sheet Data:

Working  capital                $ 1,962,966    $ 2,536,760     $ 4,930,967    $ 5,704,452    $
3,553,412
Total Assets                      7,304,321      8,608,303       9,170,972      8,893,477
7,135,470
Long term debt                    3,776,108      3,068,711       2,639,905      2,864,067
1,494,145
Total liabilities                 6,818,187      6,416,978       4,514,952      3,718,337      2,796,671
Stockholders' equity                486,134      2,191,325       4,656,020      5,175,640
4,338,799
Current ratio                     1.65 to 1      1.76 to 1        4.0 to 1       9.7 to 1       4.1 to 1
Total  liabilities to net worth   14.0 to 1       2.9 to 1        .97 to 1       .72 to 1       .64 to 1

Results of Operations:

The  following  table  sets  forth certain  operational  data  as  a
percentage of sales for the past two fiscal years:        1996      1995
Net sales                                               100.00%   100.00%
Cost of sales                                            68.56     71.88
Gross profit                                             31.44     28.12
Operating expenses                                       43.60     50.06
Operating loss                                          (12.16)   (21.94)
Other expense                                            (2.48)    (3.23)
Loss before income taxes                                (14.64)   (25.17)
Benefit from/(provision for) income
 taxes                                                   (0.63)     3.45
Net loss                                                (15.27)%  (21.72)%

<PAGE 13>

Item 7.   Financial Data

                    Index to Financial Statements

Item                                   Page   Item                               Page
Report of Independent Accountants       14    Statement of Cash Flows           17-18
Statement of Operations                 15    Statement of Stockholders' Equity   19
Balance Sheet                           16    Notes to Financial Statements     20-27




                  Report of Independent Accountants

To  the  Stockholders  and  Board of Directors  of  EFI  Electronics
Corporation:

We have audited the accompanying balance sheet of EFI Electronics Corporation as of March 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EFI
Electronics Corporation as of March 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company's recurring losses, negative cash flows from operating activities for the year ended March 31, 1996 and the possibility of future non-compliance with certain debt covenants, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 14, the Company's financial statements for the year ended March 31, 1995 have been restated.




Salt Lake City, Utah
June 18, 1996

<PAGE 14>

Item 7.        Financial Data (continued)

Statement of Operations

For the years ended March 31,                 1996                1995           Notes
- --------------------------------------------------------------------------------------
Net sales                            $  11,921,129       $  12,899,293             11
Cost of sales                            8,173,468           9,271,371
- --------------------------------------------------------------------------------------
Gross profit                             3,747,661           3,627,922
- --------------------------------------------------------------------------------------
Operating expenses:
     Selling, general and
       administrative expenses           4,482,861           5,312,950
     Research and development              574,576             784,116
     Bad debt loss                         139,926             360,515              3
- -------------------------------------------------------------------------------------
    Total operating expenses             5,197,363           6,457,581
- -------------------------------------------------------------------------------------
Operating loss                          (1,449,702)         (2,829,659)
- -------------------------------------------------------------------------------------
Other income (expense):
     Interest income (expense):
       Related parties                          -0-           (111,792)             9
       Other                                 5,513              65,674
     Equity in earnings of joint venture    67,824              27,473             17
     Other income                           58,669                  -0-
     Legal settlement                      (73,557)            (75,000)
     Interest expense                     (354,483)           (322,384)             6
- -------------------------------------------------------------------------------------
     Net other expense                    (296,034)           (416,029)
- -------------------------------------------------------------------------------------
Loss before income taxes                (1,745,736)         (3,245,688)
(Provision for)/benefit from
  income taxes                             (75,000)            445,111             1,8
- --------------------------------------------------------------------------------------
Net loss                               $(1,820,736)        $(2,800,577)
=====================================================================
=================
Net loss per common
   and common equivalent share         $     (0.58)        $     (1.04)              1
- --------------------------------------------------------------------------------------
Weighted average common
   and common equivalent shares
   outstanding                           3,144,905           2,688,579               1
- ---------------------------------------------------------------------------------------




    The accompanying notes are an integral part of the financial statements

<PAGE 15>

Item 7.        Financial Data (continued)

Balance Sheet

As of March 31,                            1996              1995          Notes
- --------------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents           $    8,518        $   96,259            1
 Receivables                          2,653,371         3,125,562           3,6
 Inventories                          2,307,704         2,597,400           1,4,6
 Prepaid expenses                        35,452            65,806
- ---------------------------------------------------------------------------------
     Total current assets             5,005,045         5,885,027
Property - net                        1,896,458         2,423,402           1,5,6
Investment in joint venture             117,705            49,881             17
Other assets                            285,113           249,993
- ---------------------------------------------------------------------------------
     Total assets                    $7,304,321        $8,608,303
=====================================================================
============

Liabilities
Current liabilities:
 Current installments of
   notes payable                     $  194,300        $  614,948               6
 Accounts payable                     1,503,860         1,841,741
 Reserve for customer warranty          392,829           293,986              14
 Bank overdraft                         561,482                -0-              1
 Accrued liabilities                    389,608           597,592
- ---------------------------------------------------------------------------------
     Total current liabilities        3,042,079         3,348,267
Notes payable, less current
 installments                         3,776,108         3,068,711               6
- ----------------------------------------------------------------------------------
     Total liabilities                6,818,187         6,416,978
- ----------------------------------------------------------------------------------
Commitments                                                                  7,14

Stockholders' Equity
Common stock, $.0001 par value;
  20,000,000 shares authorized;
  3,535,978 shares issued and
  3,173,822 outstanding in 1996
  and 3,567,093 shares issued
  and 3,056,023 outstanding in 1995        354               357           6,10,15
Common stock to be issued for settlement
  of litigation                             -0-           75,000
Additional paid-in capital             816,546         1,120,021
Retained earnings                      791,772         2,612,508             14
- ----------------------------------------------------------------------------------
                                     1,608,672         3,807,886
Less:
 Stock subscriptions and note
  receivable from management and
  employees                           (150,000)         (156,549)             9
 Treasury stock, at cost - 362,156
  shares in 1996 and 511,070 shares
  in 1995                             (972,538)       (1,460,012)             6
     Total stockholders' equity        486,134         2,191,325
     Total liabilities and
       stockholders' equity         $7,304,321        $8,608,303

    The accompanying notes are an integral part of the financial statements.
<PAGE 16>

Item 7.        Financial Data (continued)

Statement of Cash Flows

For the years ended March 31,                        1996                 1995
- -------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                    $(1,820,736)         $(2,800,577)
  Adjustments to reconcile net loss to
   net cash (used in) provided by
   operating activities:
    Depreciation                                  634,380              713,488
    Amortization                                   40,483               23,113
    Reserve for obsolete inventory                (38,608)             128,000
    Equity in earnings of joint venture           (67,824)             (27,473)
    Bad debt loss                                 139,926               360,515
    Interest receivable on stock subscriptions         -0-              111,792
    Compensation on stock issued                       -0-               26,394
    Common stock issued for settlement of
      litigation                                       -0-               75,000
    Deferred income taxes                              -0-              (80,000)
    Increase (decrease) in cash, excluding
      sale of UPS
       line in 1996, due to change in:
      Receivables                                 332,265              (103,385)
      Inventories                                (134,804)              186,653
      Prepaid expenses                             30,354               163,788
      Accounts payable                           (406,895)            1,237,930
      Reserve for customer warranty                98,843               (80,253)
      Accrued liabilities                        (207,984)               96,269
- ---------------------------------------------------------------------------------
    Net cash (used in)/provided by operating
      activities                               (1,400,600)               31,254
- ---------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                           (329,381)             (878,659)
  Proceeds from sale of fixed assets
   related to UPS sale                            290,959                    -0-
  Proceeds from sale of inventory related
    to UPS sale                                   463,108                    -0-
  Increase in other assets                         (4,603)               (7,620)
- ---------------------------------------------------------------------------------
    Net cash (used in)/provided by
     investing activities                         420,083              (886,279)
- ---------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings/(repayments) under line
    of credit                                     777,318            (1,330,324)
  Proceeds from borrowings under notes
    payable                                     1,700,000             2,460,375
  Principal payments under notes payable       (2,190,569)             (354,407)
  Increase in other assets                        (71,000)                   -0-
  Increase in bank overdraft                      561,482                    -0-
  Proceeds from issuance of common stock          100,000               150,000
  Proceeds from exercise of stock options          15,545                    -0-
- ---------------------------------------------------------------------------------
    Net cash provided by financing activities     892,776               925,644
- ---------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                     (87,741)               70,619
Cash and cash equivalents at beginning of year     96,259                25,640
- ---------------------------------------------------------------------------------
Cash and cash equivalents at end of year      $     8,518            $   96,259
=====================================================================
============

    The accompanying notes are an integral part of the financial statements.
                             -continued-
<PAGE 17>

Item 7.        Financial Data (continued)

Statement of Cash Flows (continued)

Supplemental disclosures of cash flow information:

  Cash paid (refunded) during the year for
    Income taxes                             $   (482,121)  $  (228,013)
- --------------------------------------------------------------------------
    Interest                                 $    342,604   $   285,721
- --------------------------------------------------------------------------

Supplemental schedule of non-cash investing and financing activities:

1996    The Company issued 46,875 shares of treasury common stock
          valued at $75,000 as a settlement of litigation. The Company retired 37,658 shares of treasury common stock .
        The Company retired $1,062,368 of fully depreciated fixed
          assets.
        The Company's fixed assets and accounts payable, as stated, include $69,014 of amounts for tooling which had not been paid as of March 31, 1996.


1995    The Company issued a note payable in the amount of $117,250 to a former officer in exchange for an agreement not to compete.
        The Company issued:
        (a) 17,384 shares of common stock to an officer for reimbursement of expenses in the amount of $26,394.
        (b) 100,000 shares of common stock in exchange for software rights in the amount of $125,000.
        (c) 100,000 shares of common stock to an officer as part of an employment agreement in exchange for a note receivable in the amount of $150,000. (See Note 9.)

     473,292 shares of treasury stock were returned to the Company upon cancellation of subscriptions receivable in the amount of $1,262,915. (See Note 9.)

  The accompanying notes are an integral part of the financial statements.
<PAGE 18>

Item 7.        Financial Data (continued)

Statement of Stockholders' Equity

For the years ended March 31, 1996 and March 31, 1995:

                                                                                                           Stock
                                                       Common        Additional   Subscriptions,
                                    Common Stock        Stock Paid-in  Retained Note and Interest
Treasury Stock
                                   Shares Amount to be Issued Capital  Earnings     Receivable   Shares

 Amount     Total
Balance at April 1, 1994        3,199,709   $320  $    -0-    $668,664 $5,566,500  $(1,419,464)
37,778 $(160,000) $4,656,020

Prior period adjustment (see Note 14)                                    (153,415)
           (153,415)

Acquire treasury stock upon
  cancellation of stock subscrip-
  tions and interest receivable                                                      1,412,915  473,292
(1,300,012)   112,903

Issue new shares:

Common stock issued at
$1.50 per share for note
receivable from officer           100,000    10              149,990                  (150,000)

Common stock issued at
$1.50 per share to officer for
reimbursement of expenses          17,384     2               26,392
               26,394

Common stock issued at
$1.25 for software rights         100,000    10              124,990
             125,000

Common stock to be issued
for settlement of litigation
(46,875 shares at $1.60)                            75,000
          75,000

Common stock issued for
cash at $1.00                     150,000    15              149,985
           150,000

Net loss                                                               (2,800,577)
   (2,800,577)
- ------------------------------------------------------------------------------------------------------------------
- ---------------
Balance at March  31, 1995      3,567,093  $357    $75,000 $1,120,021  $2,612,508  $(156,549)
511,070  $(1,460,012) $2,191,325
- ------------------------------------------------------------------------------------------------------------------
- ---------------
Retire treasury stock             (37,658)   (3)             (159,996)                        (37,658)
 159,999

Exercise of stock options at
  $1.06 per share; shares removed
  from treasury at a cost of
  $2.68 per share                   6,543                      (6,239)                         (8,122)
21,784      15,545

Acquire treasury stock upon
  cancellation of stock subscrip-
  tions and interest receivable                                                       6,549    10,408
(6,549)

Issued treasury stock for settle-
  ment of litigation (46,875
  shares at $1.60); shares
  removed from treasury at a cost
  of $2.75 per share                                (75,000)  (53,906)                        (46,875)
128,906

Issued treasury stock for cash
  (66,667 shares at $1.50); shares
  removed from treasury at a cost
  of $2.75 per share                                          (83,334)                        (66,667)
183,334      100,000

Net loss                                                               (1,820,736)
   (1,820,736)
- ------------------------------------------------------------------------------------------------------------------
- -------------
Balance at March 31, 1996        3,535,978   $354   $ -0      $816,546   $791,772  $(150,000)
362,156   $(972,538)    $486,134
- ------------------------------------------------------------------------------------------------------------------
- -------------

The accompanying notes are an integral part of the financial statements.
<PAGE 19>

Item 7.        Financial Data (continued)

Notes To Financial Statements

Note   1     The  Company  and  Summary  of  Significant  Accounting
Policies:

EFI Electronics Corporation ("EFI" or the "Company") is a Delaware corporation that manufactures and sells transient voltage surge suppression ("TVSS") products both domestically and internationally and subcontracts the manufacturing of uninterruptible power supply products to a single customer. Additionally, the Company markets and sells a software based service named NRS to monitor LAN based computer systems. The accounting policies of the Company conform to generally accepted accounting principles. The following is a summary of the most significant of such policies:

Inventories--Raw materials are stated at the lower of cost (using standard costs which approximate a first-in, first-out basis) or market. Work-in-process and finished goods are stated at the lower of average cost or market.

Property--Property is stated at cost and depreciated on the straight-line method over the 3- to 10-year lives of assets. Gains and losses on disposal of property are accounted for and disclosed separately on the statement of operations.

Income Taxes--The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 (Accounting for Income Taxes). Deferred income taxes are provided for the difference between the financial statement and tax bases of assets and liabilities (primarily depreciation) using applicable future tax rates.

Cash and Cash Equivalents--The Company considers all interest-bearing deposits with an original maturity date of three months or less to be cash equivalents.

Bank Overdraft--Checks are drawn from payroll and operating accounts prior to deposits of cash if funds are available under the Company's revolving line of credit at the time of disbursement.

Revenue Recognition--Revenue is recognized generally when product is shipped and/or services are performed.

Net Loss Per Common and Common Equivalent Share--Net loss per common and common equivalent share is computed based on the number of common and dilutive common stock equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon exercise of options or warrants, after the assumed repurchase of common shares with the related proceeds. The stock subscriptions receivable are treated as warrants for purposes of this computation.

Concentration of Credit Risk--The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. Cash and cash equivalents, if any, are placed with federally insured financial institutions. These balances are generally not significant since they are transferred to reduce the Company's revolving line of credit on a daily basis. The Company sells to a wide variety of customers operating in several different markets and industries including domestic companies engaged in electrical distribution, computer distribution, office products dealers, the U.S. Government and large private label accounts. With the exception of the U.S. Government which represents 19.4% of Company sales for the fiscal year 1996, there is no significant concentration of sales or receivables to any of these customers. Shipments to the U.S. Government are covered by four separate supply contracts, payment for which is under various "quick pay" programs. In addition, sales to EFI's next three largest customers amounted to an additional 17% of net sales.

Foreign Operations--The Company owns 50% of EFI Electronics Europe SL, a joint venture incorporated in Spain, engaged in the sale of TVSS panel products to European and Japanese industrial companies. The Company's equity in earnings and investment from this operation have been translated into US Dollars at the rate of exchange as of March 31, 1996, which approximates the average rate during the year. Foreign exchange gains or losses have not been material.

Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.
<PAGE 20>

Item 7.        Financial Data (continued)

Note 1    The Company and Summary of Significant Accounting Policies
          - continued

Reclassifications--Certain balances in the March 31, 1995 financial statements have been reclassified to conform with the current year presentation. These changes had no effect on the previously reported net loss, total assets, total liabilities or stockholders' equity.

Note 2  Basis of Presentation

The Company has incurred a net loss in each of the last three fiscal years and had negative cash flows from operating activities for the year ended March 31, 1996. Additionally, the Company's revolving line of credit contains certain covenants that, if not complied with, may result in the acceleration of repayment. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the year ended March 31, 1996, have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Management's plan with respect to fiscal 1997 is to accomplish a number of goals intended to improve the Company's viability. These goals, some of which are in place, include increasing revenues from new private label/OEM customers, improving gross margin, controlling operating expenses, refinancing its borrowing agreements (See Note
6) and improving its sales and marketing functions by hiring people with proven experience. Though management is seeking to fund Company operations from financing arrangements in place and internally generated cash flow, failure to accomplish management's plans and to generate positive operating cash flow could result in further erosion of the Company's financial condition and failure to meet its financial obligations.

Note 3    Receivables:
At March 31, 1996 and 1995, receivables consisted of the following:

                                         1996            1995
- ------------------------------------------------------------
Trade and other receivables       $ 2,612,467     $ 2,697,359
Receivable from joint venture          51,156          47,531
Warranty premium receivable            23,553          27,745
Income tax refund receivable           59,309         536,670
- -------------------------------------------------------------
                                    2,746,485       3,309,305
Allowance for doubtful accounts       (93,114)       (183,743)
- -------------------------------------------------------------
     Total                        $ 2,653,371     $ 3,125,562
=============================================================

In 1996, the allowance for doubtful accounts decreased due to adoption of more restrictive credit policies with regard to foreign customers and slow paying domestic customers.

Note 4    Inventories:

At March 31, 1996 and 1995, inventories consisted of the following:

                                         1996            1995
- -------------------------------------------------------------
Raw materials                     $ 1,457,424     $ 1,909,155
Work-in-process                       217,262         342,406
Finished goods                        633,018         345,839
- -------------------------------------------------------------
     Total                        $ 2,307,704     $ 2,597,400
=============================================================
<PAGE 21>

Item 7.        Financial Data (continued)

Note 5   Property:

At March 31, 1996 and 1995, property consisted of the following:

                                             1996               1995
- --------------------------------------------------------------------
Machinery and equipment               $ 3,946,875        $ 4,819,046
Furniture and fixtures                    151,342            245,788
Demonstration equipment                        -0-            25,931
Leasehold improvements                    137,918            295,838
- --------------------------------------------------------------------
                                      $ 4,236,135        $ 5,386,603
Less accumulated depreciation          (2,339,677)        (2,963,201)
- --------------------------------------------------------------------
     Property--net                    $ 1,896,458        $ 2,423,402
- --------------------------------------------------------------------

Included in the above total as of March 31, 1996, are assets with a cost of $353,573 which are fully depreciated and still in service. During fiscal 1996, the Company retired assets that were fully depreciated, with a cost of $1,062,368.

Note 6    Notes Payable and Revolving Line of Credit:

At March 31, 1996 and 1995, notes payable and revolving line of credit, the carrying value of which approximates fair value, consisted of the following:

                                          1996             1995
- ---------------------------------------------------------------
Revolving line of credit           $ 2,236,108      $ 1,458,790
Notes payable:
 Collateralized promissory notes     1,200,000        2,137,019
 Uncollateralized subordinated note    500,000               -0-
 Uncollateralized note  to former
   officer (See Note 9)                 34,300           87,850
- ---------------------------------------------------------------
                                     3,970,408        3,683,659
Less current installments of
  long-term debt                      (194,300)        (614,948)
- ---------------------------------------------------------------
Total notes payable and revolving
  line of credit, less current
  installments                     $ 3,776,108      $ 3,068,711
- ---------------------------------------------------------------

The revolving line of credit in place at March 31, 1996, provides for borrowings up to $3,000,000 collateralized by accounts receivable and inventories. Interest is payable monthly at a rate of prime (8.25% as of March 31, 1996) plus 2.5%. Principal payments are made as cash is received from customers for accounts receivable. Borrowing is based on formulas involving balances of accounts receivable, inventories and certain ineligible amounts. The line of credit agreement expires in March 2000. Proceeds from the new line of credit were used to pay off the revolving line of credit in place at March 31, 1995.

The revolving line of credit contains financial covenants, the most restrictive of which require the Company to maintain not less than $800,000 of tangible net worth plus subordinated debt and a debt to net worth ratio not to exceed 7.5 to 1. At March 31, 1996, the Company was in compliance with all covenants, as amended March 1, 1996, pertaining to this line of credit. Compliance with these covenants in fiscal 1997 is uncertain and depends on improvement in the Company's financial condition and results of operations.

The collateralized promissory note is collateralized by the Company's fixed assets. Interest is payable monthly at a rate of prime (8.25% as of March 31, 1996) plus 0.75% starting June 1, 1996 plus principal payments of the greater of $16,000 per month or 30% of net income plus depreciation and amortization. The balance of the note is due April 1, 1998.

The uncollateralized subordinated note is payable to a major shareholder and director of the Company. Interest is at a rate of 11% per annum with payments monthly beginning June 30, 1996. The note is subordinated to the revolving line of credit. According to the terms of the revolving line of credit agreement, no principal can be paid on this note until after March 31, 1997. On June 15, 1996 the Company agreed with this shareholder to exchange this note in the amount of $500,000 plus accrued interest of $17,314 for common stock of the Company based on a price set by and subject to approval of the board of directors.

<PAGE 22>

Item 7.        Financial Data (continued)

Note 6    Notes Payable and Revolving Line of Credit - continued

The uncollateralized note to former officer was issued in September 1994, in the amount of $117,250 to a former officer in exchange for an agreement not to compete. The note does not provide for any interest. It is payable in monthly installments of $4,900 until it is fully paid.

Minimum principal payments on notes payable and revolving line of credit are as follows:
Fiscal year ending March 31,
                             1997           $  194,300
                             1998              692,000
                             1999              848,000
                             2000            2,236,108
                             2001                   -0-
                             -------------------------
                              Total       $  3,970,408
                             -------------------------
Note 7    Lease Obligations:

During the year ended March 31, 1995, the Company extended its lease agreements for its principal facility through June 1996, and its warehouse facility through August 1996. These were the final options to extend under the current agreements. The Company intends to negotiate new agreements for both facilities. Minimum annual rentals through the term of both leases are $46,660.

Total rent expense was $161,273 in fiscal 1996 and $138,544 in fiscal 1995.

Note 8    Income Taxes:

The (provision for)/ benefit from income taxes for the years ended March 31, 1996 and March 31, 1995, consisted of the following:

                                             1996       1995
                                         -------------------
Current                                  $(75,000)  $365,111
Deferred                                       -0-    80,000
                                         --------   --------
  Total                                  $(75,000)  $445,111
                                         ========   ========

The reported (provision for)/benefit from income taxes is different than the amount computed by applying the statutory federal income tax rate of 34% to the loss before income taxes as follows:

                                              1996       1995
                                         -------------------
Benefit at statutory rates                $594,000 $1,103,534
Increase in valuation allowance           (677,000)  (834,000)
State income taxes                          58,000    111,466
Assessment for prior year's taxes          (75,000)        -0-
Non-deductible items and other
  miscellaneous  adjustments                25,000     64,111
                                          --------  ---------
  Total                                  $ (75,000) $ 445,111
                                         =========  =========

In accordance with SFAS No. 109, the deferred tax assets and liabilities as of March 31, 1996 and March 31, 1995, are comprised of the estimated future tax (provision)/benefit due to different financial reporting and income tax basis related to:

                                              1996         1995
                                        -----------------------
Deferred tax assets:
  Net operating loss carry-forward      $1,324,000   $  755,000
  Research and development credit
    carry-forwards                         130,000       56,000
  Asset reserves and accrued liabilities   245,000      252,000
                                        ----------   ----------
  Total deferred tax assets              1,699,000    1,063,000
Deferred tax liabilities:
  Depreciation                            (188,000)    (229,000)
Valuation allowance                     (1,511,000)    (834,000)
                                        ----------   ----------
  Net deferred tax liability            $       -0-  $       -0-
                                        ==========   ==========

<PAGE 23>

Item 7.        Financial Data (continued)

Note 8  Income Taxes - continued

The Company has concluded that since it is uncertain as to whether the Company will be able to recognize the benefit of its operating loss and research and development credit carry-forwards, a full valuation allowance should be provided. At March 31, 1996, the Company had net operating loss carry-forwards of approximately $3,547,000 and research and development credit carry-forwards of approximately $130,000. The net operating loss carry-forwards expire in the years 2010 and 2011 and the research and development credits expire from 2006 to 2010.

Note 9    Related Party Transactions:

During 1991, the Company sold a total of 580,000 shares of treasury stock to the Company's management and key employees in exchange for cash of $16,093 and stock subscriptions receivable totaling $1,540,209. The shares were acquired from HCA Capital Corporation for cash provided through a promissory note payable. The stock subscriptions receivable were collateralized by the common stock sold and accrued interest at the prime rate plus 0.5%. Under the original agreement, interest was paid monthly and the notes were due on December 31, 1993. In October 1992, the agreements were modified to suspend monthly interest payments and to not require payments on the notes unless the average closing sale price of the Company's common stock exceeded 200% of the original purchase price plus interest paid and/or accrued. The stock subscriptions and interest receivable were recorded by the Company as a reduction of stockholders' equity.

In January 1995, the Company completed a series of individual agreements with the employees holding the stock subscriptions receivable that effectively reversed the original agreements. The shares of stock were returned to the Company and recorded as treasury stock at the original subscription price. The unpaid accrued interest was charged to expense. Because the original agreements were, in essence, a stock option plan, no compensation expense was recognized on the cancellation of the subscriptions receivable.

In September 1994, the Company issued a note payable in the amount of $117,250 to a former officer in exchange for an agreement not to compete. The $117,250 is included in other assets and is being amortized on a straight line basis over the three year term of the agreement.

As of March 31, 1996 and March 31, 1995, the Company held a $150,000 note receivable from an officer of the Company, the proceeds from which were used to purchase 100,000 shares of the Company's stock as part of the officer's employment contract. The note receivable bears interest at the prime rate (8.25% as of March 31, 1996) plus 1%, is due in full by the earlier of 60 days after termination of employment, or September 12, 2000, and is collateralized by the shares of stock. The note receivable is reflected as a reduction of stockholders' equity. Because of the nature of the agreement, the transaction will be accounted for as a stock option and interest will be recognized as an adjustment to the option price, when paid.

Note 10  Stockholders' Equity:

In July 1988, the Company adopted an incentive and non-qualified stock option plan and terminated a prior incentive stock option plan. Under the plan, as amended in May, 1991, incentive stock options or non-qualified stock options, up to a maximum of 700,000 shares, may be granted to key employees and other persons to purchase the Company's common stock. The stock options are exercisable at various times as determined by the board of directors but not less than six months from the date of grant and terminate not more than ten years from the date of grant.

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

In January 1995, the Company modified the stock option plan. All of the existing grants were canceled and new grants were issued in place of the old. The price of the new grants was set at the fair market value of $1.06 and the number of options issued to each employee was based on the number of each employee's original options adjusted by the options' original grant price compared to the new option price.

<PAGE 24>

Item 7.        Financial Data (continued)

Note 10  Stockholders' Equity - continued

Changes in stock options under the Company's incentive and non-qualified stock option plan and prior stock options granted were as follows:
                                       Shares      Price Range Per Share
1996:Granted                          138,000       $1.00- 1.44
     Exercised                        (14,665)             1.06
     Canceled                         (60,901)             1.06
     Expired                           (7,168)             1.06
     Outstanding at March 31,          377,285        1.00-1.44
     Exercisable                        99,023             1.06

1995:Granted                          322,019             $1.06
     Canceled                         (96,900)      2.63 - 4.13
     Expired                         (152,812)      2.63 - 4.13
     Outstanding at March 31,          322,019             1.06
     Exercisable                        59,330             1.06


In January 1996, the Company issued warrants for 20,000 shares of common stock to a major shareholder as an incentive to initiate a $500,000 uncollateralized loan to the Company (see Note 6). The exercise price is $1.375 per share and the warrants expire in January 2001.

Note 11  Major Customers:

During the year ended March 31, 1996, revenue from the General Services Administration of the United States Government accounted for 10.2% of the Company's net sales. Total revenue from the United States Government was 19.4% of net sales in fiscal 1996. No other customer accounted for more than 10% of net sales in fiscal 1996 or 1995.

Note 12  Employee Benefit Plan:

The Company has a contributory 401(k) savings and profit sharing plan covering all full-time employees. The employer contribution amount is determined at the discretion of the board of directors. During the year ended March 31, 1996, the Company matched employee contributions to the 401(k) savings and profit sharing plan up to 1% of employee base wages resulting in a total contribution of $13,813. There were no contributions made by the Company to the plan for the year ended March 31, 1995.
Note 13  Quarterly Financial Data (Unaudited):

Unaudited summarized financial data by quarter for 1996 and 1995 is as follows:

                                                                        Net Income (Loss)
                                                                              Per Common
                                                                              and Common
                       Sales       Gross Profit     Net Income/(Loss)   Equivalent Share
- ----------------------------------------------------------------------------------------
1996:
June 30          $ 3,150,854       $  1,009,455        $    (289,237)        $  (0.09)
September 30       2,931,358            991,032             (305,146)           (0.10)
December 31        2,784,479            876,887             (366,392)           (0.12)
March 31           3,054,438            870,287             (859,961)           (0.27)
   Total         $11,921,129       $  3,747,661        $  (1,820,736)        $  (0.58)
1995:
June 30          $ 2,858,083        $ 1,230,392        $       7,076         $    Nil
September 30       3,218,973          1,054,958             (500,218)            (.19)
December 31        3,586,825          1,074,228             (279,716)            (.10)
March 31           3,235,412            268,344           (2,027,719)            (.75)
   Total         $12,899,293        $ 3,627,922          $(2,800,577)        $  (1.04)
<PAGE 25>

Item 7.        Financial Data (continued)
Note 14  Prior Period Adjustment

The  Company's financial statements as of March 31, 1995, have  been restated  to  reflect a liability that existed for probable  product warranty  claims  related to the Company's connected  equipment  and lifetime product warranties.  The Company's plug-in products carry a lifetime  product replacement or repair warranty and a warranty  for
repair   or   replacement   of   connected   electronic   equipment.
Catastrophic losses related to these warranties are covered  by  the
Company's  product  liability  and errors  and  omissions  insurance coverages  up  to a limit of $6,000,000.  However,  the  Company  is potentially liable for claims up to the deductible amount of $5,000.


The effect of the restatement is as follows:

For the year ended March 31, 1995      As previously reported     As restated

Balance sheet:
   Reserve for customer warranty             $    49,571          $   293,986
   Retained earnings                           2,856,923            2,612,508

Statement of operations:
   Benefit from income taxes                     536,111              445,111
   Net loss                                   (2,709,577)          (2,800,577)
   Net loss per common and common
     equivalent share                             $(1.01)              $(1.04)

Additionally, the Statement of Shareholders' Equity reflects a decrease in the Company's retained earnings of $153,415 as of April 1, 1994.

Note 15  Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board ("FASB")
issued  SFAS  No.  123,  Accounting for Stock-Based  Compensation.
This  statement  defines  a fair value method  of  accounting  for
employee   stock   options  or  similar  equity  instruments   and
encourages  adoption of that method.  The statement also  requires
that   an   employer's   financial  statements   include   certain
disclosures about stock-based compensation arrangements regardless
of  the  method  used  to  account for  them.   The  statement  is
effective  for  financial statements for fiscal years  that  begin after  December 15, 1995. The Company has elected to  continue  to apply the current stock based compensation methods pursuant to APB
25 and to furnish the additional disclosures required by SFAS 123.
Note 16 Long-Lived Assets

In  March  1995, the FASB issued SFAS  No. 121, Accounting  for  the
Impairment  of  Long-Lived Assets and for Long-Lived  Assets  to  Be
Disposed  Of.   The  statement requires that long-lived  assets  and
certain identifiable intangibles to be held and used by an entity be reviewed  for impairment whenever events or changes in circumstances
indicate  that  the  carrying  amount  of  an  asset  may   not   be
recoverable.   The  statement is effective for financial  statements
for  fiscal years beginning after December 15, 1995.  The impact  of the statement on the Company could be material upon its adoption  as of  April 1, 1996, if the Company's operating results do not improve significantly in fiscal 1997.

Note 17 Investment in Joint Venture:

On  July  29,  1993,  EFI Electronics Europe SL ("EFI  Europe")  was
incorporated  in  Spain as a limited trading company.   The  Company
owns 50% of the outstanding common stock of EFI Europe.  The balance of  the common stock is held by six individuals, one of whom acts as the  general manager of EFI Europe.  The accounting policies of this entity are similar to those of the Company.

<PAGE 26>
Item 7.        Financial Data (continued)

Note 17 Investment in Joint Venture - continued

Financial  results for EFI Europe for the fiscal years  ended  March
31, 1996 and March 31, 1995 were:

                      Results of Operations
                         ($ thousands)

                       3/31/96   3/31/95
                       -------   -------
     Current Assets       $325      $198
     Total Assets          348       213

     Shareholders' equity $236      $105

     Net sales            $423      $334
     Net income           $136       $55
Note 18  Sale of UPS

In June 1995, EFI sold its UPS product line and related inventory and assets to Valence, L.L.C. for $884,000 payable $484,000 at the time of agreement, $100,000 within 60 days after the agreement, $100,000 in another 60 days, and the remaining $200,000 due by March
31, 1996, dependent on EFI meeting certain incentive criteria relating to customer retention and cost reduction goals. Based on mutual agreement the amount was subsequently modified to $780,000 as a result of asset value adjustments and settlement of goals achieved. A net gain of $26,000 is included in other income.
<PAGE 27>

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


                              PART III

Items 9, 10, 11 and 12.

These  items  are  incorporated by reference to the Company's  Proxy
Statement related to the Annual Meeting of Shareholders to be held on July 26, 1996, as filed with the Securities and Exchange
Commission pursuant to Regulation 14A under the Securities  Exchange
Act of 1934.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits:
  S-B                                                         Incorporated   Filed
 Number   Exhibit                                             by Reference   Herewith
  3.1     Certificate of Incorporation as Restated and Amended   (1)
  3.2     Amended and Restated Bylaws                            (2)
  10.1    Non-Qualified Stock Option Plan and Incentive
          Stock Option Plan As Amended (May 1991)                (3)
  10.2    Executive Bonus Plan Description                       (4)
  10.3    Lease Agreement for Company Headquarters
          in Salt Lake City, Utah                                (5)
  10.4    Lease Agreement for Company Warehouse
          in Salt Lake City, Utah                                (6)
  24.1    Independent Accountant's Consent                                        X
  27      Financial Data Schedule                                                 X
(1)   Incorporated by reference to Exhibit Nos. 1 and  2  to  Annual
      Report on Form 10-K (File No. 0-15967) for fiscal year ended April
      1, 1988, and as Exhibit Nos. 4.3 and 4.4 to Registration Statement on Form
      S-8 (Reg. No. 33-40279) filed on May 1, 1991.
(2)   Incorporated by reference to Exhibit No. 1 to Annual Report on
      Form 10-K for fiscal year ended March 31, 1989.
(3)   Incorporated by reference to Exhibit No. 1 to Annual Report on
      Form 10-K for fiscal year ended March 29, 1991.
(4)   Incorporated by reference to page 7 of the Company's Proxy
      Statement for fiscal year ended March 31, 1993 related to the Annual
      Meeting of Shareholders scheduled for July 30, 1993 as filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.
(5)   Incorporated by reference to Exhibit No. 2 to Annual Report on
      Form 10-K for fiscal year ended March 29, 1991.
(6)   Incorporated by reference to Exhibit No. 10.4 to Annual Report on Form 10-K for fiscal year ended March 31, 1992.

(b) Reports on Form 8-K:

No  report on Form 8-K was filed during the quarter ending March 31, 1996.
<PAGE 29>

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 26, 1996.

                                        EFI ELECTRONICS CORPORATION


                                         By:
                                        Richard D. Clasen
                                         Chief Executive Officer and
                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature             Capacity in Which Signed                     Date


Richard  D.  Clasen   Chief Executive Officer,  President       June 26, 1996
                        and Director (Principal Executive
                        Officer)


David  G.  Bevan      Chief Financial Officer,  Executive       June 26, 1996
                        Vice President & Secretary
                        (Principal Financial Officer)


Gaylord K. Swim        Director                                 June 26, 1996


Bradford Romney        Director                                  June 26, 1996


Hans Imhof             Director                                  June 26, 1996

<PAGE 29>

