Form 10QSB
period 1996-06-30
EFI ELECTRONICS CORP
filed 1996-08-14
CIK 785970

FORM 10-QSB


                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


            (Mark one)

                x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarter Ended June 30, 1996

              o  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

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


  Number of shares of the registrant's common stock outstanding at July 31,1996:
    3,629,254

INDEX TO FORM 10-QSB



PART I    FINANCIAL INFORMATION                                        PAGE


    Item 1.  Financial Statements

         Balance Sheets as of June 30, 1996 (Unaudited)  and
           March 31, 1996                                                3

         Statements of Operations for the periods ended
           June 30, 1996 and June 30, 1995 (Unaudited)                   4

         Statements of Cash Flows for the periods ended
           June 30, 1996 and June 30, 1995 (Unaudited)                   5

          Notes to Financial Statements (Unaudited)                   6  -  7


    Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
           Operations                                                 8  -  10


PART II   OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                          11

BALANCE SHEETS
June 30, and March 31, 1996                           JUNE 30         MARCH 31
- -------------------------------------------------------------------------------
                                                    (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                      $       672     $     8,518
     Receivables                                      2,473,692       2,653,371
     Inventories                                      2,485,822       2,307,704
     Prepaid expenses                                   127,336          35,452
- -------------------------------------------------------------------------------
          Total current assets                        5,087,522       5,005,045

Property - net                                        1,800,117       1,896,458
Investment in joint venture                             135,660         117,705
Other assets                                            270,378         285,113
- -------------------------------------------------------------------------------
          Total assets                              $ 7,293,677     $ 7,304,321
===============================================================================

LIABILITIES
Current liabilities:
     Current installments of notes payable          $   194,300     $   194,300
     Accounts payable                                 1,432,071       1,503,860
     Reserve for customer warranty                      372,589         392,829
     Revolving line of credit                         2,897,078       2,797,590
     Accrued liabilities                                552,299         389,608
- -------------------------------------------------------------------------------
          Total current liabilities                   5,448,337       5,278,187

Notes Payable, less current installments              1,024,000       1,540,000
- -------------------------------------------------------------------------------
          Total liabilities                           6,472,337       6,818,187
- -------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
     Common stock                                           363             354
     Additional paid-in capital                         365,833         816,546
     Retained earnings                                  605,144         791,772
- -------------------------------------------------------------------------------
          Total                                         971,340       1,608,672
     Less:
          Stock subscriptions and note receivable
             from management and employees             (150,000)       (150,000)
          Treasury stock, at cost - 362,156
           shares at March 31                                -0-       (972,538)
- -------------------------------------------------------------------------------
Total stockholders' equity                              821,340         486,134
- -------------------------------------------------------------------------------
Total liabilities and stockholders' equity          $ 7,293,677     $ 7,304,321
===============================================================================


                        See notes to financial statements.

STATEMENTS OF OPERATIONS (Unaudited)

For the three months ended June 30,                        1996           1995
- -------------------------------------------------------------------------------
Sales                                               $ 3,109,044    $ 3,150,854
Cost of sales                                         1,953,090      2,141,399
- ------------------------------------------------------------------------------
Gross profit                                          1,155,954      1,009,455
- ------------------------------------------------------------------------------
Operating expenses:
     Selling, general and
          administrative expenses                     1,109,294       1,117,036
     Research and development                           133,515         141,218
- -------------------------------------------------------------------------------
          Total operating expenses                    1,242,809       1,258,254
- -------------------------------------------------------------------------------
Operating loss                                          (86,855)       (248,799)
Other income (expense):
     Equity in earnings of joint venture                 17,955          17,099
     Interest expense                                 (117,733)         (57,537)
- -------------------------------------------------------------------------------
          Total other income (expense)                 (99,778)         (40,438)
- -------------------------------------------------------------------------------
Loss before income taxes                              (186,633)        (289,237)
Benefit from (provision for) income taxes                   -0-              -0-
- --------------------------------------------------------------------------------
Net loss                                           $  (186,633)     $  (289,237)
================================================================================
Net loss per common
  and common equivalent share                      $     (0.06)     $     (0.09)
===============================================================================
Weighted average shares and
  common equivalent shares outstanding                3,178,549       3,080,638
===============================================================================



                        See notes to financial statements.

STATEMENTS OF CASH FLOWS (Unaudited)
For the three months ended June 30,                     1996              1995
- -------------------------------------------------------------------------------
Cash flows provided from operating activities:
     Net income (loss)                              $ (186,633)     $  (289,237)
     Adjustments to reconcile net income (loss)
      to net cash provided by(used in)
      operating activities:
          Depreciation                                 169,554          188,201
          Amortization                                  10,121           10,121
          Equity in earnings of joint venture          (17,955)         (17,099)
          Increase (decrease) in cash,  net of
           the sale of the UPS line in 1995, due
           to change in:
               Receivables                             179,679           36,190
               Inventories                            (178,118)          88,350
               Prepaid expenses                        (91,884)         (31,810)
               Other assets                              4,619           11,913
               Accounts payable                        (71,789)        (124,313)
               Warranty reserve                        (20,240)              -0-
               Accrued liabilities                     184,525         (150,094)
- -------------------------------------------------------------------------------
          Net cash used in operating activities        (18,121)        (277,778)
- -------------------------------------------------------------------------------
Cash flows from investing activities:
     Capital expenditures                              (73,213)         (71,833)
     Sale of fixed assets related to UPS line               -0-         290,957
     Proceeds from sale of UPS line                         -0-          99,291
- -------------------------------------------------------------------------------
          Net cash provided by (used in) investing
           activities                                  (73,213)         318,415
- -------------------------------------------------------------------------------
Cash flows from financing activities:
     Net borrowing (repayments) under revolving
      credit agreement                                  99,488          (80,489)
     Principal payments on notes payable               (16,000)        (151,080)
     Proceeds from sale of common stock                     -0-         104,273
- -------------------------------------------------------------------------------
          Net cash provided by (used in) financing
           activities                                   83,488         (127,296)
- -------------------------------------------------------------------------------
Net decrease in cash and cash equivalents               (7,846)         (86,659)
Cash and cash equivalents at beginning of period         8,518           96,259
- -------------------------------------------------------------------------------
Cash and cash equivalents at end of period           $     672      $     9,600
===============================================================================

Supplemental  disclosures of cash flow information:
      Cash paid during the period for:

          Income taxes                               $      -0-     $        -0-
          Interest                                   $  95,076      $    57,537
===============================================================================

Supplemental disclosures of non-cash investing and financing activities:

     Subordinated debt plus accrued interest
      exchanged for 455,432 shares of common
      stock (See Note 6)                            $  521,834     $         -0-
     Common stock issued for legal settlement       $       -0-    $     75,000
===============================================================================



                        See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
In the opinion of Management, the accompanying financial statements contain adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of EFI Electronics Corporation (the "Company") at June 30, 1996, and the results of its operations and its cash flows for the periods ended June 30, 1996 and June 30, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of results for the full year period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's 1996 Form 10-KSB included in the Annual Report to Shareholders.

1.  RECEIVABLES

Receivables consisted of the following:
                                                    June 30,1996  March 31, 1996
- --------------------------------------------------------------------------------
                                                      (Unaudited)

Trade receivables                                  $ 2,483,103      $ 2,612,467
Receivable from joint venture                           76,006           51,156
Warranty premium receivable                                 -0-          23,553
Income tax refund receivable                                -0-          59,309
- -------------------------------------------------------------------------------
                                                     2,559,109        2,746,485
Allowance for doubtful accounts                        (85,417)         (93,114)
- -------------------------------------------------------------------------------
Total Receivables                                  $ 2,473,692      $ 2,653,371
===============================================================================

2.  INVENTORIES

Inventories consisted of the following:
                                                 June 30, 1996    March 31, 1996
- --------------------------------------------------------------------------------
                                                   (Unaudited)

Raw materials                                      $ 1,553,066      $ 1,457,424
Work-in-process                                        317,606          217,262
Finished goods                                         615,150          633,018
- --------------------------------------------------------------------------------
Total                                              $ 2,485,822      $ 2,307,704
===============================================================================
3.  NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

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

4. BENEFIT FROM (PROVISION FOR)  INCOME TAX

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

NOTES TO FINANCIAL STATEMENTS - Continued (Unaudited)

5.  NOTES PAYABLE AND REVOLVING LINE OF CREDIT:

Notes payable consisted of the following:

                                                  June 30, 1996  March 31, 1996
- --------------------------------------------------------------------------------
                                                   (Unaudited)

Revolving line of credit                           $  2,897,078     $ 2,797,590
===============================================================================
The revolving line of credit contains financial covenants, the most restrictive of which require that the Company maintain not less than $800,000 of net worth plus subordinated debt. At June 30, 1996, the Company was in compliance with these covenants or had obtained appropriate waivers.

Notes payable:
   Collateralized promissory notes                    1,184,000       1,200,000
   Uncollateralized subordinated note - director             -0-        500,000
   Uncollateralized note to former officer               34,300          34,300
- -------------------------------------------------------------------------------
                                                      1,218,300       1,734,300
Less current installments of long-term debt            (194,300)       (194,300)
- -------------------------------------------------------------------------------
     Total notes payable, less current installments $ 1,024,000     $ 1,540,000
===============================================================================
6.  STOCKHOLDERS' EQUITY

In January 1996, a major shareholder and director of the Company loaned the Company $500,000 in the form of a subordinated note. As of June 30, 1996, this note plus accrued interest of $21,834 was exchanged for 455,432 shares of restricted common stock of the Company. Of these shares, 362,156 were issued from treasury stock; the balance represents shares issued from the Company's authorized but unissued stock.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations:

Net Sales for the three months ended June 30, 1996, decreased by $42 thousand (1%) compared to the three months ended June 30, 1995, reflecting the termination of UPS revenue in fiscal 1995 which was nearly offset by increases in TVSS sales. The major components of net sales were:

                         Revenue by Product
                           (in thousands)

                                        6/30/96     6/30/95
                                        -------     -------
          TVSS revenue                  $ 3,081     $ 2,754
          UPS revenue                        -0-        400
          Other revenue                      28          (3)
                                        -------     -------
            Total                       $ 3,109     $ 3,151
                                        =======     =======

          Contribution margin percentage     54%         51%
          Gross margin percentage            37%         32%

     Note: Contribution margin reflects only direct, unburdened material and labor costs.

TVSS revenue increased by $327 thousand (12%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. TVSS revenue consists of plug-in and hardwire product sales, as follows:

   Plug-in revenue increased for the three months ended June 30, 1996, by $21 thousand (1%) over the same period of 1995. The Company's revenue in the LAN/PC distribution channel decreased approximately $100 thousand as the Company has focused on establishing OEM/Private Label business. This decline was more than offset by increases in OEM/Private Label and government plug-in revenue.

   Hardwire revenue increased by $306 thousand (47%) for the period ended June 30, 1996 compared to the period ended June 30, 1995. The Company has entered the new construction and bid specification market, which accounted for more than $200 thousand of the increase. In addition, the Company has increased its penetration of the utility market with its HomeGuard and related products. The Company is expending significant effort to continue growth in both markets.

UPS revenue for the current period is zero as a result of the sale of the Company's UPS product line in June 1995. Ongoing UPS revenue ceased at that time. Subcontract income on UPS products since the sale is included in other revenue.

Other revenue includes income primarily from subcontract manufacture and assembly of UPS products sold to the buyer of the Company's UPS product line. The contract to perform this service lasts until June 14, 1997.

Gross Profit on sales for the three months ended June 30, 1996, increased by $146 thousand (15%) compared to the three months ended June 30, 1995. As a percentage of sales, gross profit improved from 32% to 37%. These changes are the result of several factors:

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

   Hardwire sales for the three months ended June 30, 1996 were significantly higher than the previous year as described above. These sales have much higher margins than the Company average. An increase causes a higher overall margin percentage.

   There were no UPS sales in the three months ended June 30, 1996. UPS margins are lower than the overall average Company margin. The absence of these products improved overall margin percentage for this period.


   Manufacturing and other direct costs decreased $68 thousand (12%) during the current period as a result of a reduction in warranty claims and positive manufacturing variances.

Operating Expenses for the three months ended June 30, 1996 decreased by $15 thousand (1%), compared to the three months ended June 30, 1995. Operating expenses for the Company's core TVSS business (excluding NRS expenses of $108 thousand for the current quarter and $86 thousand for the same quarter in the prior year) decreased $37 thousand (3%). This decrease was the result of expense savings in several areas, including telephone, legal, audit and headcount related expenses.

   Net Loss for the three months ended June 30, 1996, improved by $103 thousand (35%) compared to the three months ended June 30, 1995. Operating income in the core TVSS business (excluding NRS expenses) for the three months ended June 30, 1996, was $21 thousand, an improvement of $184 thousand from the previous year. These improvements resulted from improvements in contribution margin coupled with reductions in warranty claims, indirect manufacturing costs and operating expenses.

Liquidity and Capital Resources:

Cash Flows From Operating Activities for the three months ended June 30, 1996 increased by $260 thousand compared to the three months ended June 30, 1995. The items that influenced this increase are described below:

   Receivables decreased by $180 thousand net of bad debt allowance during the first quarter. This reduction is due to the aggressive collection efforts of past due accounts and more restrictive credit policies.

   Inventories increased by $178 thousand net of the reserve for obsolete inventory. This increase is due to a buildup of raw materials and work in process for product shipments to new private label customers expected during the second quarter of fiscal 1997.

   Accounts payable decreased by $72 thousand during the first three months of fiscal 1997. The Company has attempted to improve its position with suppliers. The Company has maintained adequate relationships with its suppliers and remains on "open account" with all significant vendors.

   Reserve for customer warranty decreased by $20 thousand as payments for the Company's discontinued Triple Crown Warranty program were applied against the reserves previously established.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

   Accrued liabilities increased $185 thousand for the period ended June 30, 1996. This increase is due to increases in payroll and fringe benefit accruals, which are affected by timing of actual payments made.

Cash Flows from Investing Activities decreased for the three months ended June 30, 1996 by $392 thousand compared to the three months ended June 30, 1995.

   Property - Investments in new equipment of $73 thousand were made in the three months ended June 30, 1996. These were primarily for molds and tooling related to new plug-in products, and the purchase of updated computer hardware.

   Proceeds from the sale of UPS line occurred in June 1995, and is the largest portion of the decrease in cash flows from investing activities during the 1996 period when compared to the same period in 1995.

Cash Flows from Financing Activities increased by $211 thousand for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. Refinancing of the Company's revolving line of credit agreement during the last quarter of fiscal year 1996 has allowed the Company greater borrowing availability and the ability to reduce accounts payable. The related reduction and renegotiation of the Company's term debt has also significantly reduced current re-payment obligations.

Factors Affecting Future Results:

Although the Company has improved it's gross profit and lowered overhead costs to the point that it achieved an operating profit on core TVSS business in the current quarter, it's liquidity and financial condition remain fragile. On August 9, 1996, a group of officers and directors contributed cash of $400 thousand in exchange for common stock and subordinated debt. Based on this infusion and expected revenue, management believes it can fund its operations from internally generated cash flow. Management's expectations are subject to risks and uncertainties that include, but are not limited to, the Company's dependence on several key customers and its fragile liquidity and financial condition.

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     A)   Exhibits.

          Exhibit 27 - Financial Data Schedule


        B) Effective June 26, 1996, Coopers & Lybrand, LLP, the Company's independent accountant, resigned. The Company filed a report on Form 8-K on July 3, 1996 to disclose this resignation. Subsequently, the Company appointed Grant Thornton, LLP as it's independent accountant, as disclosed in Form 8-K filed on July 31, 1996.



                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 EFI ELECTRONICS CORPORATION
                                    (Registrant)


Date: August 14, 1996

                                 /s/ Richard D. Clasen
                                 Richard D. Clasen
                                 Chief Executive Officer, President and
                                 Director (Principal Executive Officer)



                                 /s/ David G. Bevan
                                 David G. Bevan
                                 Chief Financial Officer, Executive Vice
                                 Vice President & Secretary (Principal
                                 Financial Officer)