Form 10QSB
period 1996-09-30
EFI ELECTRONICS CORP
filed 1996-11-12
CIK 785970

EFI Electronics









                               FORM 10-QSB


                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


         (Mark one)

           x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarter Ended        September 30, 1996

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


     Number of shares of the registrant's common stock outstanding at November 8,1996: 4,213,674

INDEX TO FORM 10-QSB



PART I    FINANCIAL INFORMATION                                    PAGE


     Item 1.  Financial Statements

          Balance  Sheets as of September 30, 1996  (Unaudited)
          and March 31, 1996                                          3

          Statements of Operations for the three months ended
          September 30, 1996(Unaudited) and September 30, 1995
          (Unaudited)                                                 4

          Statements of Operations for the six months ended
          September 30, 1996 (Unaudited) and September 30, 1995
          (Unaudited)                                                 5

          Statements of Cash Flows for the six months ended
          September  30, 1996 (Unaudited) and September 30, 1995
          (Unaudited)                                                 6

          Notes to Financial Statements (Unaudited)             7  -  8


     Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                          9  -  11


PART II   OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                       12

BALANCE SHEETS
September 30, and March 31, 1996             SEPTEMBER 30     MARCH 31

                                              (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents          $         8,769  $       8,518
     Receivables                              2,581,613      2,653,371
     Inventories                              2,411,277      2,307,704
     Prepaid expenses                           109,525         35,452
          Total current assets                5,111,184      5,005,045

Property - net                                1,716,222      1,896,458
Investment in joint venture                     169,455        117,705
Other assets                                    239,906        285,113
          Total assets                      $ 7,236,767    $ 7,304,321


LIABILITIES
Current liabilities:
     Current installments of notes payable  $   236,100    $   194,300
     Accounts payable                         1,320,036      1,503,860
     Reserve for customer warranty              323,675        392,829
     Revolving line of credit                 2,541,068      2,797,590
     Accrued liabilities                        505,969        389,608
          Total current liabilities           4,926,848      5,278,187

Notes Payable, less current installments        944,000      1,540,000
          Total liabilities                   5,870,848      6,818,187

STOCKHOLDERS' EQUITY
     Common stock                                   421            354
     Additional paid-in capital                 924,275        816,546
     Retained earnings                          591,223        791,772
          Total                               1,515,919      1,608,672
     Less:
          Stock subscriptions and note
             receivable from officer          (150,000)      (150,000)
          Treasury stock, at cost - 362,156
             shares at March 31                     -0-      (972,538)
Total stockholders' equity                    1,365,919        486,134
Total liabilities and stockholders' equity  $ 7,236,767    $ 7,304,321


                    See notes to financial statements.

STATEMENTS OF OPERATIONS (Unaudited)

For the three months ended September 30,           1996           1995

Net sales                                   $ 3,559,318    $ 2,931,358
Cost of sales                                 2,372,337      1,940,326
Gross profit                                  1,186,981        991,032
Operating expenses:
     Selling, general and
          administrative expenses             1,013,023      1,113,328
     Research and development                   122,001        133,464
          Total operating expenses            1,135,024      1,246,792
Operating profit (loss)                          51,957       (255,760)
Other income (expense):
     Equity in earnings of joint venture         34,875         12,000
     Interest expense                          (100,091)       (61,386)
     Other income                                   471            -0-
          Total other income (expense), net     (64,745)       (49,386)
Loss before income taxes                        (12,788)      (305,146)
Benefit from (provision for) income taxes           -0-            -0-
Net loss                                     $  (12,788)   $  (305,146)

Net loss per common
   and common equivalent share             $      (0.00)   $     (0.10)

Weighted average shares and
  common equivalent shares outstanding        3,654,664      3,165,052




                    See notes to financial statements.

STATEMENTS OF OPERATIONS (Unaudited)

For the six months ended September 30,             1996           1995

Net sales                                   $ 6,668,362    $ 6,082,212
Cost of sales                                 4,325,037      4,073,375
Gross profit                                  2,343,325      2,008,837
Operating expenses:
     Selling, general and
          administrative expenses             2,123,835      2,234,553
     Research and development                   255,517        278,841
          Total operating expenses            2,379,352      2,513,394
Operating loss                                  (36,027)      (504,557)
Other income (expense):
     Equity in earnings of joint venture         51,750         29,099
     Interest expense                          (217,823)      (118,924)
     Other income                                 1,551            -0-
          Total other income (expense), net    (164,522)       (89,825)
Loss before income taxes                       (200,549)      (594,382)
Benefit from (provision for) income taxes            -0-            -0-
Net loss                                    $  (200,549)   $  (594,382)

Net loss per common
   and common equivalent share              $     (0.06)   $     (0.19)

Weighted average shares and
  common equivalent shares outstanding        3,418,045      3,123,045




                    See notes to financial statements.


STATEMENTS OF CASH FLOWS (Unaudited)
For the six months ended September 30,                                   1996         1995

Cash flows provided from operating activities:
     Net loss                                                      $ (200,549)   $  (594,382)
     Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
          Depreciation                                                346,995        321,993
          Amortization                                                 31,523         20,242
          Equity in earnings of joint venture                         (51,750)       (29,099)
          Increase (decrease) in cash,  net of the sale
           of the UPS line in 1995, due to change in:
               Receivables                                             71,758        460,881
               Inventories                                           (103,573)        94,743
               Prepaid expenses                                       (74,073)       (44,734)
               Other assets                                            13,684         11,414
               Accounts payable                                      (183,824)       (13,782)
               Warranty reserve                                       (69,154)            -0-
               Accrued liabilities                                    138,195       (174,246)
          Net cash provided by (used in) operating  activities        (80,768)        53,030
Cash flows from investing activities:
     Capital expenditures                                            (166,759)      (236,349)
     Sale of fixed assets related to UPS line                              -0-       290,959
     Proceeds from sale of UPS line                                        -0-       109,043
          Net cash  provided by (used in)  investing  activities      (166,759)      163,653
Cash flows from financing activities:
     Net borrowing (repayments) under revolving credit agreement      (256,522)     (117,281)
     Net borrowing (repayments) on notes payable                       (54,200)     (294,214)
     Proceeds from exercise of stock options                                -0-        2,666
     Proceeds from sale of common stock                                558,500       104,273
          Net cash provided by (used in) financing activities          247,778      (304,556)
Net increase (decrease) in cash and cash equivalents                       251       (87,873)
Cash and cash equivalents at beginning of period                         8,518        96,259
Cash and cash equivalents at end of period                         $     8,769     $   8,386

Supplemental  disclosures  of cash flow  information:
       Cash paid  during the six months for:

          Income taxes                                             $        -0-    $      -0-
          Interest                                                 $   175,065     $ 119,081

Supplemental disclosures of non-cash investing and financing activities:

     Subordinated debt plus accrued interest exchanged for
             455,432 shares of common stock (See Note 6)           $   521,834     $      -0-
     Note issued for sale of UPS line                              $        -0-    $ 493,498
     Common stock issued for legal settlement, accrued at 3/31/95  $        -0-    $  75,000


                    See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
In the opinion of Management, the accompanying financial statements contain adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of EFI Electronics Corporation (the "Company") at September 30, 1996, and the results of its operations and its cash flows for the periods ended September 30, 1996 and September 30, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of results for the full year period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's 1996 Form 10-KSB included in the Annual Report to Shareholders.

1.  RECEIVABLES

Receivables consist of the following:
                                     September  30,1996        March  31,1996
                                            (Unaudited)
Trade receivables                           $ 2,603,064           $ 2,612,467
Receivable from joint venture                    65,255                51,156
Warranty premium receivable                          -0-               23,553
Income tax refund receivable                         -0-               59,309
                                              2,668,319             2,746,485
Allowance for doubtful accounts                 (86,706)              (93,114)
Total Receivables                           $ 2,581,613           $ 2,653,371

2.  INVENTORIES

Inventories consist of the following:
                                     September 30, 1996        March 31, 1996
                                            (Unaudited)
Raw materials                               $ 1,421,537           $ 1,457,424
Work-in-process                                 447,644               217,262
Finished goods                                  542,096               633,018
Total                                       $ 2,411,277           $ 2,307,704

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

NOTES TO FINANCIAL STATEMENTS - Continued (Unaudited)

5.  NOTES PAYABLE AND REVOLVING LINE OF CREDIT:

Notes payable and revolving line of credit consist of the following:

                                            September 30, 1996   March 31, 1996
                                                   (Unaudited)

Revolving line of credit                          $  2,541,068      $ 2,797,590

The revolving line of credit contains financial covenants, the most restrictive of which require that the Company maintain not less than $800,000 of net worth plus subordinated debt. At September 30, 1996, the Company was in compliance with these covenants or had obtained appropriate waivers.

Notes payable:
   Collateralized promissory notes                 $ 1,136,000      $ 1,200,000
   Uncollateralized subordinated note - director            -0-         500,000
   Uncollateralized note to former officer              44,100           34,300

                                                     1,180,100        1,734,300
Less current installments of notes payable            (236,100)        (194,300)
     Total notes payable, less current
        installments                              $    944,000      $ 1,540,000

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

In September 1996, certain directors and executive officers of the Company purchased 579,020 shares of common stock of the Company for $550,000. Proceeds from these investments were used to reduce short term borrowings and accounts payable.

7.  FINANCIAL STATEMENT CLASSIFICATIONS

Certain balances in the March 31, 1996 financial statements have been reclassified to conform with the current period presentation. These changes have no effect on the previously reported net loss, total assets, total liabilities or stockholders' equity.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations:
Net Sales for the three months ended September 30, 1996, increased by $628 thousand (21%) compared to the three months ended September 30, 1995. Net sales for the six months ended September 30,1996, increased by $586 thousand (10%) over the six months ended September 30, 1995. The major components of net sales were:

                         Revenue by Product
                           (in thousands)
                                             Three Months                 Six Months
                                          9/30/96     9/30/95         9/30/96    9/30/95
          TVSS revenue                    $ 3,533     $ 2,869          $6,614    $ 5,625
          UPS revenue                          -0-         -0-             -0-       398
          Other revenue                        26          62              54         59
            Total                         $ 3,559     $ 2,931         $ 6,668    $ 6,082

          Contribution margin percentage      48%         55%             51%        53%
          Gross margin percentage             33%         34%             35%        33%

     Note: Contribution margin reflects only direct, unburdened material and labor costs.

TVSS (Transient Voltage Surge Suppression) revenue increased by $664 thousand (23%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. TVSS revenue increased by $989 thousand (18%) for the six months ended September 30, 1996 over the prior year. TVSS revenue consists of plug-in and hardwire product sales, as follows:

     Plug-in revenue increased for the three months ended September 30, 1996, by $476 thousand (23%) over the same period of 1995. Plug-in revenue increased by $496 thousand (12%) for the six months ended September 30, 1996 compared to the six months ended September 30, 1995. These increases are the result of the Company's focus on increasing Private Label/OEM business. These increases were partially offset by decreases in government purchases.

     Hardwire revenue increased by $188 thousand (24%) for the period ended September 30, 1996 compared to the period ended September 30, 1995. Hardwire revenue increased by $493 thousand (34%) for the six months ended September 30, 1996 over the same period in 1995. These increases are the result of two factors; 1) the Company has successfully entered the new construction and bid specification market, and 2) the Company has increased its penetration of the utility market with its HomeGuardr and related products. The Company is expending significant effort to continue growth in both markets.

UPS revenue for the current period is zero as a result of the sale of the Company's UPS product line in September 1995. Ongoing UPS revenue ceased at that time. Subcontract income on UPS products since the sale is included in other revenue.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Other revenue includes income primarily from subcontract manufacture and assembly of UPS products sold to the buyer of the Company's UPS product line. The contract to perform this service lasts until June 14, 1997.

Gross Profit for the three months ended September 30, 1996 improved over the same period of the prior year by $196 thousand (20%). This improvement was the result of 1) an increase in sales of 21%, 2) a reduction in warranty claims and related expense, and indirect manufacturing costs of $118 thousand (19%), and 3) an offsetting decline in contribution margin of seven percentage points. The contribution  margin  decline  was the  result of a large  revenue  increase  in
Private Label/OEM sales which are at much lower margins than other distribution-related sales. Gross profit for the six months ended September 30, 1996 was $334 thousand (17%) more than the six months ended September 30, 1995.

Operating Expenses for the three months ended September 30, 1996 decreased by $112 thousand (9%), compared to the three months ended September 30, 1995. Operating expenses decreased by $134 thousand (5%) for the six months ended September 30, 1996 as compared to the same period in 1995. This decrease was primarily the result of expense savings in several areas, including telephone, legal, audit and headcount related expenses.

Net Loss for the three months ended September 30, 1996, was reduced by $292 thousand compared to the three months ended September 30, 1995. Net loss was also reduced by $394 thousand for the six months ended September 30, 1996 These improvements resulted from revenue increases coupled with reductions in warranty claims, indirect manufacturing costs and operating expenses.

Liquidity and Capital Resources:

The Company used $81 thousand cash in operations during 1996 as compared to providing cash of $53 thousand in 1995. The major causes of this decline were a significant reduction of accounts payable in the current period compared to a large reduction in accounts receivable in the prior period. The items that influenced this decrease are described below:

     Receivables decreased by $72 thousand net of bad debt allowance. This reduction is due to the aggressive collection efforts of past due accounts and more restrictive credit policies. In addition, extended credit terms to certain customers have been curtailed in order to improve liquidity.

     Inventories increased by $104 thousand (4%) net of the reserve for obsolete inventory. This increase compares to and is related to an increase in the total dollar amount of cost of sales of 6%.

     Accounts payable decreased by $184 thousand during the first six months of fiscal 1997. The Company has attempted to improve its position with suppliers. The Company has maintained adequate relationships with its suppliers and remains on "open account" with all significant vendors.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     Reserve for customer warranty decreased by $69 thousand as payments for the Company's discontinued Triple Crown Warranty program were applied against reserves previously established. In addition, the Company's product warranty claims for the first six months of fiscal 1997 have decreased by 30%, relating to product improvements implemented in prior periods.

     Accrued liabilities increased $138 thousand for the six months ended September 30, 1996. This increase is due to increases in marketing, and payroll and fringe benefit accruals, which are affected by timing of actual payments made.

The Company used $167 thousand in investing activities during the six months ended September 30, 1996 as compared to providing $164 thousand in 1995. The items that influenced this change are described below:

     Property - Investments in new equipment of $167 thousand were made in the six months ended September 30, 1996. These were primarily for molds and tooling related to new plug-in products, and the purchase of updated computer hardware. This was a decrease from the prior year which reflected larger investments in molds and tooling.

     Proceeds from the sale of UPS line and sale of fixed assets is the largest portion of the decrease in cash flows from investing activities during fiscal year 1996 when compared to fiscal year 1995. Proceeds received in 1995 were not recurring.

The Company provided $248 thousand from financing activities for the six months as compared to using $305 thousand in 1995. The items that influenced this increase are explained below:

     Net repayments under revolving credit agreement were $257 thousand, resulting primarily from equity infusions at the end of September 1996 (see
     Note 6 to the Financial Statements).

     Net repayments on notes payable were $54 thousand for the six months ended September 30, 1996, based on scheduled repayments of loans in place.

     Proceeds from sale of common stock were $559 thousand for the six months ended September 30, 1996. This increase is due to the contribution of cash by a group of officers and directors in exchange for common stock (see Note 6 to the Financial Statements).

Factors Affecting Future Results:

The Company has improved it's revenue and gross profit, lowered overhead costs, achieved profit on core TVSS business and benefited by sales of its common stock to officers and directors. All of these have improved the Company's financial condition and liquidity in both the three and six months ended September 30,1996. Based on expected revenue, management believes it can fund its operations from internally generated cash flow and borrowings against its line of credit. Management's expectations are subject to risks and uncertainties that include, but are not limited to, the Company's dependence on several key customers and its marginal liquidity and financial condition.

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     A)   Exhibits.

          Exhibit 11 - Computation of EPS
          Exhibit 27 - Financial Data Schedule


     B) Effective June 26, 1996 Coopers & Lybrand, LLP, the Company's independent accountant, resigned. The Company filed a report on Form 8-K on July 3, 1996 to disclose this resignation. Subsequently, the Company appointed Grant Thornton, LLP as it's independent accountant, as disclosed in Form 8-K filed on July 31, 1996.

          On July 24, 1996, NASDAQ notified the Company that the Company was not in compliance with NASDAQ's requirement that Small Cap Market companies maintain capital and surplus of at least $1,000,000. The Company filed a report on Form 8-K on September 20, 1996 to disclose its compliance with NASDAQ's requirement. The Company's common stock remains listed on the NASDAQ Small Cap Market.


                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                EFI ELECTRONICS CORPORATION
                                 (Registrant)

Date:  November 8, 1996

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