Form 10QSB
period 1996-12-31
EFI ELECTRONICS CORP
filed 1997-02-14
CIK 785970

FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended December 31, 1996


| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________________ to ____________

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


|X| Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Number of shares of the registrant's common stock outstanding at February 13,1997: 4,213,674

INDEX TO FORM 10-QSB



PART I    FINANCIAL INFORMATION                                           PAGE


   Item 1.  Financial Statements

            Balance Sheets as of December 31, 1996 (Unaudited)  and
             March 31, 1996 ..............................................  3

            Statements of Operations for the three months ended
             December 31, 1996 (Unaudited) and December 31, 1995
             (Unaudited)..................................................  4

            Statements of Operations for the nine months ended
             December 31, 1996 (Unaudited) and December 31, 1995
             (Unaudited)..................................................  5

            Statements of Cash Flows for the nine months ended
             December 31, 1996 (Unaudited) and December 31, 1995
             (Unaudited)..................................................  6

            Notes to Financial Statements (Unaudited)....................  7-8


   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.................................................. 9-11


PART II   OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K.......................  12



BALANCE SHEETS
December 31, 1996 and March 31, 1996                                                  DECEMBER 31                    MARCH 31
-----------------------------------------------------------------------------------------------------------------------------

                                                                                      (Unaudited)
ASSETS
Current assets:
         Cash and cash equivalents                                                 $       11,155             $       8,518
         Receivables                                                                    2,802,346                 2,653,371
         Inventories                                                                    2,650,400                 2,307,704
         Prepaid expenses                                                                  87,559                    35,452
---------------------------------------------------------------------------------------------------------------------------
                  Total current assets                                                  5,551,460                 5,005,045

Property - net                                                                          1,689,952                 1,896,458
Investment in joint venture                                                               195,330                   117,705
Other assets                                                                              202,538                   285,113
---------------------------------------------------------------------------------------------------------------------------
                  Total assets                                                        $ 7,639,280               $ 7,304,321
===========================================================================================================================


LIABILITIES
Current liabilities:
         Current installments of notes payable                                        $   236,100               $   194,300
         Accounts payable                                                               1,553,053                 1,503,860
         Reserve for customer warranty                                                    286,338                   392,829
         Revolving line of credit                                                       2,930,744                 2,797,590
         Accrued liabilities                                                              429,680                   389,608
---------------------------------------------------------------------------------------------------------------------------
                  Total current liabilities                                             5,435,915                 5,278,187

Notes Payable, less current installments                                                  896,000                 1,540,000
---------------------------------------------------------------------------------------------------------------------------
                  Total liabilities                                                     6,331,915                 6,818,187
---------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
         Common stock                                                                         421                       354
         Additional paid-in capital                                                       924,275                   816,546
         Retained earnings                                                                592,669                   791,772
---------------------------------------------------------------------------------------------------------------------------
                  Total                                                                 1,517,365                 1,608,672
         Less:
                  Stock subscriptions and note
                     receivable from officer                                             (210,000)                 (150,000)
                  Treasury stock, at cost - 362,156 shares at March 31                         -0-                 (972,538)
---------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                              1,307,365                   486,134
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                            $ 7,639,280               $ 7,304,321
===========================================================================================================================


                       See notes to financial statements.



STATEMENTS OF OPERATIONS (Unaudited)

For the three months ended December 31,                                                      1996                      1995
---------------------------------------------------------------------------------------------------------------------------

Net sales                                                                             $ 3,613,694               $ 2,799,738
Cost of sales                                                                           2,508,439                 1,912,227
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                            1,105,255                   887,511
---------------------------------------------------------------------------------------------------------------------------
Operating expenses:
         Selling, general and
              administrative expenses                                                     883,408                 1,104,563
         Research and development                                                         130,850                   133,692
---------------------------------------------------------------------------------------------------------------------------
                  Total operating expenses                                              1,014,258                 1,238,255
---------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                                                    90,997                  (350,744)
Other income (expense):
         Equity in earnings of joint venture                                               25,875                    12,000
         Interest expense                                                                (115,506)                  (80,418)
         Other income                                                                          81                    52,765
---------------------------------------------------------------------------------------------------------------------------
                  Total other income (expense), net                                       (89,550)                  (15,653)
---------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                                         1,447                  (366,397)
Provision for income taxes                                                                     -0-                       -0-
---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                 $       1,447               $  (366,397)
===========================================================================================================================

Net earnings (loss) per common
  and common equivalent share                                                      $         0.00            $        (0.12)
===========================================================================================================================

Weighted average shares and
  common equivalent shares outstanding                                                  4,213,674                 3,165,700
===========================================================================================================================




                       See notes to financial statements.



STATEMENTS OF OPERATIONS (Unaudited)

For the nine months ended December 31,                                                       1996                      1995
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                                            $ 10,282,056               $ 8,866,691
Cost of sales                                                                           6,833,501                 5,989,317
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                            3,448,555                 2,877,374
---------------------------------------------------------------------------------------------------------------------------
Operating expenses:
         Selling, general and
              administrative expenses                                                   3,007,218                 3,340,227
         Research and development                                                         386,367                   407,705
---------------------------------------------------------------------------------------------------------------------------
                  Total operating expenses                                              3,393,585                 3,747,932
---------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                                                    54,970                  (870,558)
Other income (expense):
         Equity in earnings of joint venture                                               77,625                    41,099
         Interest expense                                                                (333,330)                 (199,541)
         Other income                                                                       1,632                    68,225
---------------------------------------------------------------------------------------------------------------------------
                  Total other income (expense), net                                      (254,073)                  (90,217)
---------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                                 (199,103)                 (960,775)
Provision for income taxes                                                                     -0-                       -0-
---------------------------------------------------------------------------------------------------------------------------
Net loss                                                                              $  (199,103)              $  (960,775)
===========================================================================================================================

Net loss per common
  and common equivalent share                                                         $     (0.05)              $     (0.31)
===========================================================================================================================

Weighted average shares and
  common equivalent shares outstanding                                                  3,684,219                 3,137,315
===========================================================================================================================




                       See notes to financial statements.



STATEMENTS OF CASH FLOWS (Unaudited)
For the nine months ended December 31                                                        1996                      1995
---------------------------------------------------------------------------------------------------------------------------

Cash flows provided from operating activities:
         Net loss                                                                     $ (199,103)               $  (960,775)
         Adjustments to reconcile net loss to net cash
          provided by(used in) operating activities:
                  Depreciation                                                            523,878                   479,823
                  Amortization                                                             75,539                    33,362
                  Equity in earnings of joint venture                                     (77,625)                  (41,099)
                  Increase  (decrease)  in cash,  net of the sale of the sale of the UPS line, due to change in:
                       Receivables                                                       (148,975)                  748,414
                       Inventories                                                       (342,696)                   43,505
                       Prepaid expenses                                                   (52,107)                  (16,189)
                       Other assets                                                         7,036                    (6,098)
                       Accounts payable                                                    49,193                  (243,014)
                       Warranty reserve                                                  (106,491)                       -0-
                       Accrued liabilities                                                 61,906                   (73,751)
----------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) operating activities                    (209,445)                  (35,822)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
         Capital expenditures                                                            (317,372)                 (323,791)
         Other assets                                                                          -0-                   12,636
         Sale of fixed assets related to UPS line                                              -0-                  290,959
         Proceeds from sale of UPS line                                                        -0-                  342,470
---------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) investing activities                    (317,372)                  322,274
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
         Net borrowing (repayments) under revolving credit agreement                      133,154                  (136,942)
         Repayments on notes payable                                                     (102,200)                 (349,755)
         Proceeds from exercise of stock options                                               -0-                    2,668
         Proceeds from sale of common stock                                               498,500                   104,273
---------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) financing activities                     529,454                  (379,756)
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                        2,637                   (93,304)
Cash and cash equivalents at beginning of period                                            8,518                    96,259
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $    11,155                 $    2,955
===========================================================================================================================

Supplemental  disclosures  of cash flow  information:  Cash paid during the nine months for:
                  Income taxes                                                        $        -0-                $      -0-
                  Interest                                                            $   321,451                 $ 119,081
===========================================================================================================================

Supplemental disclosures of non-cash investing and financing activities:
         Subordinated debt of $500,000 plus accrued interest of $21,834
             exchanged for 455,432 shares of common stock (See Note 6)                 $  521,834                $       -0-
         Note issued for sale of UPS line                                              $       -0-               $  120,638
         Common stock issued for legal settlement                                      $       -0-               $   75,000
===========================================================================================================================



                       See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
In the opinion of Management, the accompanying financial statements contain adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of EFI Electronics Corporation (the "Company") at December 31, 1996, and the results of its operations and its cash flows for the periods ended December 31, 1996 and December 31, 1995. The results of operations for the period ended December 31, 1996 are not necessarily indicative of results for the full year period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's 1996 Form 10-KSB included in the Annual Report to Shareholders.

1.  RECEIVABLES

Receivables consist of the following:
                                                                                December 31, 1996         March 31, 1996
                                                                                      (Unaudited)
Trade receivables                                                                     $ 2,758,071               $ 2,612,467
Receivable from joint venture                                                             122,559                    51,156
Warranty premium receivable                                                                    -0-                   23,553
Income tax refund receivable                                                                   -0-                   59,309
---------------------------------------------------------------------------------------------------------------------------
                                                                                        2,880,630                 2,746,485
Allowance for doubtful accounts                                                           (78,284)                  (93,114)
---------------------------------------------------------------------------------------------------------------------------
Total Receivables                                                                     $ 2,802,346               $ 2,653,371
===========================================================================================================================

2.  INVENTORIES

Inventories consist of the following:
                                                                                December 31, 1996           March 31, 1996
--------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
Raw materials                                                                         $ 1,660,651               $ 1,457,424
Work-in-process                                                                           370,953                   217,262
Finished goods                                                                            618,796                   633,018
---------------------------------------------------------------------------------------------------------------------------
Total                                                                                 $ 2,650,400               $ 2,307,704
===========================================================================================================================

3.  NET EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Net earnings (loss) per common and common equivalent share is computed based on the number of common and dilutive common stock equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon exercise of options or warrants, after the assumed repurchase of common shares with the related proceeds. The stock subscriptions receivable are treated as warrants for purposes of this computation.

4. PROVISION FOR INCOME TAX

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

NOTES TO FINANCIAL STATEMENTS - Continued (Unaudited)

5.  NOTES PAYABLE AND REVOLVING LINE OF CREDIT:

Notes payable and revolving line of credit consist of the following:

                                                                                December 31, 1996            March 31, 1996
---------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
Revolving line of credit                                                             $  2,930,744               $ 2,797,590
===========================================================================================================================

The revolving line of credit contains financial covenants, the most restrictive of which require that the Company maintain not less than $800,000 of net worth plus subordinated debt. At December 31, 1996, the Company was in compliance with these covenants.

Notes payable:
   Collateralized promissory notes                                                    $ 1,088,000               $ 1,200,000
   Uncollateralized subordinated note - director                                               -0-                  500,000
   Uncollateralized note to former officer                                                 44,100                    34,300

                                                                                        1,132,100                 1,734,300
Less current installments of notes payable                                               (236,100)                 (194,300)
---------------------------------------------------------------------------------------------------------------------------
         Total notes payable, less current installments                              $    896,000               $ 1,540,000
===========================================================================================================================

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

In September 1996, certain directors and executive officers and a supplier of the Company purchased 584,420 shares of common stock of the Company for $498,500 in cash plus a note in the amount of $60,000. Proceeds from these investments were used to reduce short term borrowings and accounts payable.

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

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations:
Net Sales for the three months ended December 31, 1996, increased by $814 thousand (29%) compared to the three months ended December 31, 1995. Net sales for the nine months ended December 31, 1996, increased by $1.4 million (16%) over the nine months ended December 31, 1995. The major components of net sales were:

                               Revenue by Product
                                 (in thousands)
                                     Three Months                 Nine months
                                 12/31/96     12/31/95     12/31/96     12/31/95
TVSS revenue                    $   3,614   $   2,800     $  10,282    $   8,470
UPS revenue                            -0-         -0-           -0-         397
                                ---------   ---------     ---------    ---------
       Total                    $   3,614   $   2,800     $  10,282    $   8,867
                                 ========   =========     =========    =========

Contribution margin percentage        48%         54%           50%          53%
Gross margin percentage               31%         32%           34%          32%

         Note: Contribution margin reflects only direct, unburdened materiaL and labor costs.

TVSS (Transient Voltage Surge Suppression) revenue increased by $814 thousand (29%) for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. TVSS revenue increased by $1.8 million (21%) for the nine months ended December 31, 1996 over the same period of the prior year. TVSS revenue consists of plug-in and hardwire product sales, as follows:

         Plug-in revenue increased for the three months ended December 31, 1996, by $726 thousand (36%) over the same period of 1995. Plug-in revenue increased by $1.2 million (20%) for the nine months ended December 31, 1996 compared to the nine months ended December 31, 1995. These increases are the result of the Company's focus on increasing Private Label/OEM business. These increases were partially offset by decreases in government purchases.

         Hardwire revenue increased by $88 thousand (11%) for the three month period ended December 31, 1996 compared to the same three month period ended December 31, 1995. Hardwire revenue increased by $578 thousand (25%) for the nine months ended December 31, 1996 over the same period in 1995. These increases are the result of two factors; 1) the Company has successfully entered the new construction and bid specification market, and 2) the Company has increased its penetration of the utility market with its HomeGuard(R) and related products. The current quarterly percentage increase is smaller than the year to date due to seasonal fluctuations in this area.

UPS revenue for the current period is zero as a result of the sale of the Company's UPS product line in September 1995. Ongoing UPS revenue ceased at that time. Subcontract revenue on UPS products since the sale is immaterial and is included in TVSS revenue.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Gross Profit for the three months ended December 31, 1996 improved over the same period of the prior year by $218 thousand (25%). This improvement was the result of 1) an increase in sales of 29%, 2) a reduction in warranty claims and related expense, and indirect manufacturing costs of $99 thousand (15%), and 3) an offsetting decline in contribution margin of six percentage points. The contribution margin decline was the result of a large revenue increase in
Private Label/OEM sales which are at much lower margins than other distribution-related sales. Gross profit for the nine months ended December 31, 1996 was $571 thousand (20%) more than the nine months ended December 31, 1995.

Operating Expenses for the three months ended December 31, 1996 decreased by $224 thousand (18%), compared to the three months ended December 31, 1995. Operating expenses decreased by $354 thousand (9%) for the nine months ended December 31, 1996 as compared to the same period in 1995. These decreases were primarily the result of expense savings in several areas, including telephone, legal, audit and headcount related expenses.

Net Profit for the three months ended December 31, 1996 was $1,447, an improvement of $368 thousand compared to the net loss for the three months ended December 31, 1995. Net loss was also reduced by $762 thousand for the nine months ended December 31, 1996 compared to the same period ending December 31, 1995. These improvements resulted from revenue increases coupled with reductions in warranty claims, indirect manufacturing costs and operating expenses.

Liquidity and Capital Resources:

The Company used $209 thousand cash in operations during 1996 as compared to using cash of $36 thousand in 1995. The major causes of this change were significant increases in accounts receivable and inventories as compared to the prior period. The items that influenced this increase are further described below:

         Receivables increased by $149 thousand net of bad debt allowance. This increase is related to the 29% increase of sales in TVSS products.

         Inventories increased by $343 thousand (15%). This compares to a related increase in the total dollar amount of cost of sales of 14%.

         Accounts payable increased by $49 thousand during the first nine months of fiscal 1997. This increase is much smaller than the increase in related accounts such as inventory. The Company has attempted to improve its position with suppliers. The Company has maintained adequate relationships with its suppliers and remains on "open account" with all significant vendors.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

         Reserve for customer warranty decreased by $106 thousand as payments for the Company's discontinued Triple Crown Warranty program were applied against reserves previously established. In addition, the Company's product warranty claims for the first nine months of fiscal 1997 have decreased by 19%, relating to product improvements implemented in prior periods.

         Accrued liabilities increased $62 thousand for the nine months ended December 31, 1996. This increase is due to increases in payroll and fringe benefit accruals, which are affected by timing of actual payments made.

The Company used $317 thousand in investing activities during the nine months ended December 31, 1996 as compared to $322 thousand provided by investing activities in 1995. The items that influenced this change are described below:

         Property - Investments in new equipment of $317 thousand were made in the nine months ended December 31, 1996. These were primarily for molds and tooling related to new hardwire and plug-in products and the purchase of updated computer hardware.

         Proceeds from the sale of UPS line and sale of fixed assets is the largest portion of the decrease in cash flows from investing activities during fiscal year 1996 when compared to fiscal year 1995. There were no comparable sales in fiscal year 1997.

Financing activities provided $529 thousand for the nine months as compared to $380 thousand used in financing activities in 1995. The items that influenced this increase are explained below:

         Net borrowings under revolving credit agreement were $133 thousand, which were used to fund the Company's growth. Net repayments in the prior year resulted from payments required under credit facilities which have been replaced.

         Repayments on notes payable were $102 thousand for the nine months ended December 31, 1996, based on scheduled repayments of loans. Payments of $350 thousand in the prior year were the result of a prior debt arrangement which was refinanced in March 1996.

         Proceeds from sale of common stock were $499 thousand for the nine months ended December 31, 1996. This increase is due to the sale of common stock to a group of officers and directors and a supplier (see
         Note 6 to the Financial Statements).

Factors Affecting Future Results:

The Company has recognized modest net earnings in the current quarter, improved it's revenue and gross profit, lowered overhead costs, achieved earnings on core TVSS business and benefited by sales of its common stock to officers and directors. All of these have improved the Company's financial condition and liquidity in both the three and nine months ended December 31, 1996. Based on expected revenue, management believes it can fund its operations from internally generated cash flow and borrowings against its line of credit. Management believes, however, that it must explore methods to reduce its accounts payable in order to support future growth requirements. Management is considering several funding options to accomplish a reduction in accounts payable. Management's expectations are subject to risks and uncertainties that include, but are not limited to, the Company's dependence on several key customers and its marginal liquidity and financial condition.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         A)       Exhibits.

                  Exhibit 11 - Computation of Earnings Per Share
                  Exhibit 27 - Financial Data Schedule


         B)    Reports on Form 8-K

                  None.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             EFI ELECTRONICS CORPORATION
                                             (Registrant)

Date:  February 13, 1997
                                              /s/ Richard D. Clasen
                                              --------------------------------
                                              Richard D. Clasen
                                              Chief Executive Officer, President
                                               and Director (Principal Executive
                                               Officer)


                                              /s/ David G. Bevan
                                              -------------------------------
                                              David G. Bevan
                                              Chief Financial Officer, Executive
                                              Vice President & Secretary
                                             (Principal Financial Officer)