Form 10KSB
period 1997-03-31
EFI ELECTRONICS CORP
filed 1997-06-25
CIK 785970

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                    For the Fiscal Year Ended March 31, 1997

                [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                        OR
               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number: 0-15967

                          EFI ELECTRONICS CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    Delaware                       75-2072203
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)         Identification Number)

                 2415 South 2300 West, Salt Lake City, Utah 84119
                 ------------------------------------------------
                     (Address of principal executive offices)

        Registrant's telephone number, including area code: (801) 977-9009

           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------
  Title of each class                 Name of each exchange on which registered
  -------------------                 -----------------------------------------
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

[X] Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         Issuer's revenues for its most recent fiscal year: $ 13,759,812

Aggregate market value of the voting stock (which consists solely of shares of $.0001 par value common stock) held by non-affiliates of the registrant as of June 9, 1997, computed by reference to the closing sale price of the registrant's common stock as reported by the NASDAQ Small Cap Market on such date: $ 3,575,550.

Number of shares of the registrant's common stock outstanding at June 9, 1997:
4,216,174

                       DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the registrant's Proxy Statement relating to the Annual Meeting of Shareholders scheduled for July 29, 1997 are incorporated by reference in Part
                               III of this report.

                                      PART I

Item 1.     Business

General Development of Business

EFI Corporation, a predecessor corporation to EFI Electronics Corporation ("EFI" or the "Company"), was incorporated under the laws of the State of Utah on April 4, 1979. In December 1982, the Company began manufacturing and selling transient voltage surge suppression ("TVSS") devices. In June 1987, EFI Corporation merged with and into Halyx Development Company, Inc., a Delaware corporation, which was the surviving corporation ("Surviving Corporation") in the merger. The name of the Surviving Corporation was changed to EFI Electronics Corporation and the officers and directors of EFI Corporation became the officers and directors of the Surviving Corporation.

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

In January 1995, EFI established a new business group named Network Response Systems(TM) ("NRS") and acquired the necessary software to provide a service that monitors power and several other conditions that can exist on servers in a local area network ("LAN") system. In spite of apparent user interest, management determined that the Company does not have sufficient financial resources to develop a significant market to provide for adequate return on investment. The Company decided to devote greater emphasis on increasing the TVSS part of its business. Therefore, during the year ended March 31, 1997, in an effort to reduce operating expenses the Company wrote off the remaining software costs associated with NRS in the amount of $135,375.

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

As discussed above, the Company developed a line of UPS products which it no longer markets and sells. The Company continues to manufacture these products for Valence until June 1997 pursuant to a manufacturing agreement entered into in connection with the sale of the UPS product line to Valence. At the conclusion of this agreement there will be no material adverse impact on the Company's results of operation. The Company is no longer involved in development or design of new UPS products.

In January 1995, the Company established a new business group named NRS and acquired a software product from a third party developer to monitor and report several variables relating to the power conditions and node operations on LAN systems. In spite of apparent user interest, management determined that the Company does not have sufficient financial resources to develop a significant market. Since June 1996, management has been seeking strategic partners to develop such a market or to purchase the Company's investment without success. Because the Company was not successful in its efforts, the remaining costs associated with NRS were written off in fiscal 1997.

Products--The Company is presently engaged in the design, development, assembly, and marketing of TVSS devices to protect computer systems and other micro-electronic equipment. The increasing use of micro-electronic systems increases the need for surge suppression products. These markets include office products (computers, fax machines, copiers, cash registers, etc.), commercial and industrial products for medical facilities, telecommunication installations, security systems, factories, automated environments, as well as residential applications such as home theater, home office and appliances.

All EFI TVSS products are designed and manufactured to meet Underwriters Laboratories ("U.L.") and Canadian Standards Association ("C.S.A.") standards for quality and safety. EFI's basic suppression circuit was patented in 1986, with additional patents granted in 1991 and 1992. The Company has continued its technology development, receiving notice of two new patents in May 1997. All products are tested and listed by U.L. for both domestic and Canadian use. EFI's products also provide additional safety features such as thermal fusing, circuit breaker protection, and complete diagnostics.

Currently, EFI offers a broad range of TVSS products under two categories: (1) plug-in products and (2) hardwire products.

      Plug-in Products are offered in four product lines, including models to protect computer systems and peripherals, copiers, fax machines, DSS satellite systems, audio/visual equipment, telecommunication equipment and data lines:

            Powertracker(TM) Plugstrips offer either six or eight outlets, an on/off switch/circuit breaker and diagnostic lights. Three different suppression levels are available to provide the protection desired. Diagnostics indicate reverse polarity, improper grounding and protection availability. Models with telephone and coaxial line protection are also available.

            Powertracker(TM) Wallmounts plug into a standard grounded outlet and provide either two or six power outlets for connected equipment. Wallmounts use the same suppression circuitry, diagnostic features and telephone/coaxial protection as plugstrips. Two specialized wallmount models are available for fax and copy machines.

            Powertracker(TM) Modules are designed to protect telecommunication systems and network data lines from power surges. The modules plug into a wall outlet and have connections for several types of networking configurations.

            Powertracker(TM) Power Control Center is packaged to provide a personal computer monitor platform. It has five A/C outlets for peripherals such as a printer, fax, monitor, etc., as well as telephone line outlets. Separate power switches are provided for each peripheral. These products include the same diagnostic features offered on the plugstrip and wallmount products.

      Hardwire Products provide a full range of protection from full facility at the service entrance to distribution panel protection for a specific area, to electronic equipment protection at a dedicated branch panel. In addition, original equipment manufacturers ("OEM") may incorporate TVSS products directly into equipment requiring electronic protection equipment. EFI actively markets two major product lines:

            Linemaster(R) products are designed with standard features and are primarily sold through electrical distributors. This product line includes both hardwire panels and smaller custom modules for use with or within specific microprocessor-based customer products.

            Titan(R) products use the same technology as upper-end Linemaster(R) products, but have significantly greater performance and optional features not offered on Linemaster(R) products. Titan(R) products are sold on a bid basis to contractors as specified by building and architectural engineers.

Competition

EFI experiences active competition in each of its TVSS product categories. However, EFI believes its extensive product line of both plug-in and hardwire products is an asset in the ever-changing competitive environment. A description of the competitive factors in each category of EFI's products is set forth below.

Plug-in Products--These products sell through a variety of distribution and OEM/Private Label channels that include value added resellers ("VAR"), office products dealers, government and retail outlets. These markets are intensely price competitive and are characterized by the import of low-priced products from foreign manufacturers for resale by many large brand name companies. These companies are often engaged in the sale of a wide range of products and accessories that include TVSS. EFI believes its competitive advantages are product design, product performance and competitive costs through continuing cost reduction activities.

Hardwire Products--These products are sold to a diverse set of markets including process control equipment manufacturers, government, medical equipment, modular office systems, and telecommunication equipment, along with electrical contractors and public utilities. Many of these products are sold through power VARs and electrical wholesalers. Many customers require custom designed products which are required as part of the installation of their equipment. Public utilities are now selling protection devices to both home and business power users. There are a number of companies that manufacture hardwire TVSS products for these markets. However, most manufacturers compete on the basis of product performance and technical support rather than price. EFI believes its products in these markets compete favorably with respect to technical support and performance and, that as the market matures, the Company will have significant pricing advantages.

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

      EFI brand products are sold directly to large national and regional suppliers of computers, office products and electrical equipment. These suppliers distribute to VARs, computer and office product dealers, electrical distributors, utility distributors and consumer retailers. These suppliers are serviced by authorized EFI manufacturer's representatives.

      Government products are sold via the General Services Administration schedule and on a bid basis through direct sales. EFI uses manufacturer's representatives for Government sales.

      Private Label/OEM product sales are made by direct sales to other manufacturers and product merchandisers.

Dependence on Customers

In accordance with the Company's strategy to develop large distribution or OEM/Private Label accounts, in fiscal 1997 two customers each represented 13% of the Company's revenue, one of which was the U.S. Government. Management expects the number of customers representing more than 10% of Company revenue to increase. The loss or insolvency of either of these customers could have a material adverse effect on the Company's results of operations. In fiscal 1996, only the U.S. Government represented more than 10% of the Company's revenue (19%).

Patents and Trademarks

In December 1986, EFI was issued a patent commencing January 31, 1985, related to the suppression network utilized in its plug-in and hardwire product lines. In June 1991, EFI was issued a patent on its meter base surge suppression product, commencing April 12, 1990. In June 1992, EFI was issued a patent on the CATV circuitry that EFI has developed, commencing October 30, 1989. In January 1996, the Company purchased rights to a patent commencing August 11, 1995 for a system to "hot swap" a suppression module in hardwire products. In May 1997, the Company received notice that it will receive a patent on a unique TVSS technology comprised of an array of varistor discs. Each of these patents has a life of 20 years. EFI considers these patents to be significant and material competitive advantages.

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

Research and Development

EFI is continually engaged in the research and development of new products and refinements of existing TVSS products. While the Company continues to manufacture UPS products for Valence, it is no longer involved in development or design of new UPS products. The Company employs five research and development professionals. Major advances have been made to shorten the design cycle by establishing product teams made up of representatives from sales, finance, marketing, manufacturing, and engineering. These teams focus on the product step by step and make changes throughout the cycle, rather than making the changes at the end of the process. Research and development expenses for fiscal years ended March 31, 1997 and 1996 were $552,458 and $574,576, respectively.

Manufacturing Process

EFI's products are assembled at the Company's production facility in Salt Lake City, Utah, primarily using standard electronic components which are available from alternate sources. EFI focuses on automating the assembly process as much as possible. The addition of an automated radial inserter early in fiscal 1995 increased throughput substantially, improved the line yield to in excess of 99.5%, and gave the Company added flexibility in responding to varied production needs. EFI's team approach to development is focused on creating products that are easier and less expensive to produce. EFI has not experienced serious delays or shortages in obtaining necessary components, although some components are custom designed and some components are purchased from foreign suppliers. All components are available from alternative sources. EFI considers its relationships with suppliers to be satisfactory.

EFI maintains substantial inventories of product components in order to meet rapid delivery requirements of customers. Return of EFI branded merchandise from the customer is permitted and is subject to a 25% restocking charge. EFI's normal credit terms closely match the industry which typically extends Net 45 to Net 60 day terms. Backlog at the beginning of any given month is generally about 25% of the revenues for that month.

Employees

As of March 31, 1997, EFI employed approximately 105 full-time people, including 18 sales and marketing personnel, 5 engineers, 60 production employees, and 22 executive and administrative personnel. In addition, EFI employs contract temporary employees to support peak activity in its manufacturing operations. EFI is not a party to any collective bargaining agreements, has not experienced any work stoppages, and has had no difficulties employing qualified people. EFI considers its employee relations to be satisfactory.

Item 2.     Properties

The Company's principal offices are located at 2415 South 2300 West, Salt Lake City, Utah 84119, telephone number (801) 977-9009. This facility is located in a light industrial park and consists of 28,000 square feet, of which approximately 14,000 square feet are used for executive and administrative offices and the balance for manufacturing, and assembly. The Company leases this facility on a month-to-month basis. Monthly lease payments are $9,372 plus taxes, insurance, and maintenance. Additionally, the Company leases a facility at 2337 South 2300 West, Salt Lake City, Utah 84119. This facility is located in the same industrial park as the Company's principal offices and consists of 16,800 square feet, of which approximately 2,500 square feet are used for administrative offices and the balance for assembly, warehouse of materials, and shipping. Monthly lease payments are $5,208 plus taxes, insurance, and maintenance. This facility is leased through August 1997. The facilities have been renovated to specifications provided by the Company. Management expects to combine and relocate these facilities during fiscal 1998.

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


                  QUARTER ENDED        LOW       HIGH
                  ------------------------------------
                  March 31, 1997     $ 1.31     $ 2.38
                  December 31, 1996    1.19       1.69
                  September 30, 1996   0.94       1.38
                  June 30, 1996        1.19       1.56

                  March 31, 1996       1.25       1.88
                  December 31, 1995    0.94       1.75
                  September 30, 1995   0.94       1.63
                  June 30, 1995        1.00       2.06

As of June 9, 1997, there were approximately 280 record holders of the Company's Common Stock, which number does not include shareholders whose stock is held through securities position listings.

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

For the years ended March 31,               1997             1996           1995            1994            1993
----------------------------------------------------------------------------------------------------------------

Income Statement Data:
Net Sales                          $  13,759,812    $  11,921,129  $  12,899,293   $  14,924,600   $  14,819,664
Cost of  sales                         9,235,554        8,173,468      9,271,371       9,930,209       8,574,369
----------------------------------------------------------------------------------------------------------------
Gross profit                           4,524,258        3,747,661      3,627,922       4,994,391       6,245,295
Operating expenses                     4,685,190        5,197,363      6,457,581       5,587,016       5,203,156
----------------------------------------------------------------------------------------------------------------
Income/(loss) from operations           (160,932)      (1,449,702)    (2,829,659)       (592,625)      1,042,139
Other expense, net                      (302,491)        (296,034)      (416,029)        (65,426)        (52,807)
----------------------------------------------------------------------------------------------------------------
Income/(loss) before income taxes       (463,423)      (1,745,736)    (3,245,688)       (658,051)        989,332
Benefit from/(provision for)
    income taxes                         (33,895)         (75,000)       445,111         327,826        (325,013)
----------------------------------------------------------------------------------------------------------------
Net (loss)/income                  $    (497,318)   $  (1,820,736) $  (2,800,577)  $    (330,225)  $     664,319
================================================================================================================
Net (loss)/income per common and
   common equivalent share         $       (0.13)   $       (0.58) $       (1.04)  $       (0.12)  $        0.23
================================================================================================================
Dividends per common and
    common equivalent share        $          -0-   $          -0- $          -0-  $          -0-  $          -0-
================================================================================================================

Balance Sheet Data:
Working capital                    $     102,809    $    (273,142) $   1,077,970   $   4,930,967   $   5,704,452
Total assets                           7,694,768        7,304,321      8,608,303       9,170,972       8,893,477
Long term debt                         1,048,000        1,540,000      1,609,921       2,639,905       2,864,067
Total liabilities                      6,682,967        6,818,187      6,416,978       4,514,952       3,718,337
Stockholders' equity                   1,011,801          486,134      2,191,325       4,656,020       5,175,640
Current ratio                          1.02 to 1        0.95 to 1      1.22 to 1        4.0 to 1        9.7 to 1
Total liabilities to net worth          6.6 to 1        14.0 to 1       2.9 to 1        .97 to 1        .72 to 1

Results of Operations:

The following table sets forth certain operational data as a percentage
of sales for the past two fiscal years:    1997         1996
------------------------------------------------------------
Net sales                                100.00%      100.00%
Cost of sales                             67.12        68.56
------------------------------------------------------------
Gross profit                              32.88        31.44
Operating expenses                        34.05        43.60
------------------------------------------------------------
Loss from operations                      (1.17)      (12.16)
Other expense, net                        (2.20)       (2.48)
------------------------------------------------------------
Loss before income taxes                  (3.37)      (14.64)
Income taxes                              (0.24)       (0.63)
------------------------------------------------------------
Net loss                                  (3.61)%     (15.27)%
============================================================

Item 6.     Management's Discussion and Analysis of Financial Condition and
            Results of  Operations   (continued)

Results of Operations

Net Sales for the year ended March 31, 1997, increased by $1.8 million (15%) compared to the prior year. The major components of net sales were:
                               Revenue by Product
                                 (in thousands)
                                                 3/31/97     3/31/96
                                                 -------     -------
                  TVSS revenue                   $13,663     $11,289
                  UPS revenue                        -0-         369
                  Other revenue                       97         263
                                             -----------  ----------
                    Total                        $13,760     $11,921
                                                 =======     =======

                  Contribution margin percentage      48%         54%
                  Gross margin percentage             33%         31%

Note: Contribution margin reflects only direct, unburdened material and labor costs

TVSS revenue increased by $2.4 million (21%) for the year ended March 31, 1997 as compared to the year ended March 31, 1996. The two components of TVSS revenue---plug-in and hardwire sales---are discussed separately, below:

      Plug-in revenue increased by $1.8 million for the year ended March 31, 1997 as compared to the year ended March 31, 1996, as a result of the Company's continued focus on increasing the Private Label/OEM business.

      Panel revenue increased by $589 thousand from fiscal 1996 to fiscal 1997. These increases are due to two major areas: 1) the Company has successfully entered the new construction and bid specification market, selling its new line of custom panel products; and 2) the Company has increased its penetration of the utility market with its HomeGuard(R) and related products. The Company is expending significant effort to continue growth in both markets.

UPS revenue for the current year decreased by $369 thousand as a result of the sale of the Company's UPS product line in June 1995. Ongoing UPS revenue ceased at that time. Subcontract income on UPS products since the sale is included in other revenue.

Other revenue includes income primarily from subcontract manufacture and assembly of UPS products sold to the buyer of the Company's UPS product line. The contract to perform this service terminates in June 1997.

Gross Profit on sales for the year ended March 31, 1997, increased by $777 thousand (21%) compared to the year ended March 31, 1996. As a percentage of sales, gross profit improved from 31% to 33%. The improvement in gross profit was related primarily to two factors.

      First, an increase in overall sales of 15%. TVSS sales reflect the market and direction on which the Company has focused its attention, which in turn has resulted in increases in sales for this market by $2.4 million (a 21% increase) over the prior year.

      Second, indirect manufacturing costs and variances decreased by $290 thousand (12%). Savings in indirect costs included reductions in rework, manufacturing overhead, warranty claims, salaries and benefits, and shipping costs.

Item 6.     Management's Discussion and Analysis of Financial Condition and
            Results of  Operations   (continued)

Operating Expenses decreased by $512 thousand during the 1997 fiscal year compared to the year ended March 31, 1996. This decrease was related to decreases in several categories.

      Expense controls were put into place during the last three years which resulted in continuing reductions for the year ended March 31, 1997 of $130 thousand. Major reductions occurred in legal, business insurance, postage and telephone expenses.

      Network Response Systems (NRS) expenses were reduced from $504 thousand in fiscal 1996 to $237 thousand in fiscal 1997, which includes a write off of unamortized software costs in the amount of $135 thousand (See Unusual item, Note 8 to the financial statements).

      Bad debt expense decreased by $61 thousand as a result of several factors. During the year ended March 31, 1996, the Company wrote-off two significant accounts receivable from foreign customers. During the current year, a large domestic account was written off in the net amount of $183 thousand. A previous bad debt was paid to the Company in the amount of $125 thousand.

Loss from operations improved $1.3 million in the current fiscal year over the prior year as a result of improved gross margin and lower operating expenses. Without NRS expenses of $237 thousand in the current fiscal year, the Company would have reported an operating profit of $75,876, the first such profit since the year ended March 31, 1993.

Other Expenses, net of other income, increased to $302 thousand for the year ended March 31, 1997 compared to $296 thousand for the year ended March 31, 1996. This increase was primarily the result of an increase in interest expense in the current year related to increased borrowings, offset by an increase in the Company's equity in earnings from a joint venture.

Net Loss of $497 thousand in the current year is a $1.3 million improvement from the net loss of $1.8 million incurred in the year ended March 31, 1996. This improvement resulted from an increase in gross profit of $777 thousand and a $749 thousand reduction in operating expenses, offset by an increase in other expenses of $243 thousand.

Liquidity and Capital Resources

Cash Flows From Operating Activities - the Company used $894 thousand cash in operations during fiscal 1997 compared to $1.4 million in fiscal 1996. The most significant cause of this change was a reduction in the Net Loss in fiscal 1997 by $1.3 million, compared to fiscal 1996.

      Receivables increased by $436 thousand (13%) during the current fiscal year as a result of a 15% increase in sales. Past due accounts as a percentage of trade receivables decreased substantially during the current year as a result of aggressive collection efforts and more restrictive credit policies.

      Inventories increased by $425 thousand (16%) during fiscal 1997. This increase is due to a 13% increase in cost of sales.

      Accounts payable decreased $362 thousand during the current fiscal year as the Company has attempted to improve its position with suppliers. The Company has maintained adequate relationships with its suppliers and is on open account terms with all significant vendors.

      Reserve for customer warranty decreased $99 thousand, reflecting a reduction in submitted claims coupled with run-off of Triple Crown warranty claims resulting from termination of this program in January 1996.

      Accrued liabilities increased by $40 thousand since March 31, 1996. This increase is due to increases in payroll and fringe benefit accruals, which are affected by timing of actual payments made.

Item 6.     Management's Discussion and Analysis of Financial Condition and
            Results of  Operations   (continued)

Cash Flows from Investing Activities decreased from March 31, 1996 to March 31, 1997 by $805 thousand. This was primarily the result of proceeds of $754 thousand in fiscal 1996 from the sale of the Company's UPS product line and an increase in capital expenditures of $116 thousand over the $329 thousand expended during 1996.

      Property--Investments in new equipment of $445 thousand were made in fiscal 1997. These were primarily related to molds and tooling for new plug-in products announced by the Company during the previous fiscal year. These products are designed to support the Company's strategy of developing a low cost line of products for sale to private label and OEM customers.

      Proceeds from the sale of UPS line in fiscal 1996 were $754 thousand, representing non-recurring sales of UPS inventory and fixed assets.

Cash Flows from Financing Activities increased by $377 thousand from fiscal 1996 to fiscal 1997. During the prior fiscal year, the Company refinanced its loan agreements to increase borrowing availability on its assets. The reduction of notes payable and the implementation of a new line of credit agreement in March 1996 are the principal reasons for the increase in financing activities over the prior year. The Company received $491 thousand in cash from the issuance of common stock. The combination of these funds has allowed the Company to be on open account terms with most of its suppliers while increasing the revenue from its OEM/Private Label business. The Company also borrowed $500 thousand in February 1997 from a related party to assist in the increase of OEM/Private Label business and the reduction of accounts payable.

Outlook

The Company has improved its TVSS related results from a $2.8 million operating loss in fiscal 1995 to operating income of $76 thousand for the 1997 fiscal year. This has been the result of several actions:

    1. Sale of the Company's UPS business in June 1995, which was unprofitable and de-focused the Company from its core TVSS business.
    2. Reduction of operating expenses by $2.0 million without significant impact on core TVSS revenue.
    3. Reduction of indirect manufacturing expenses by $726 thousand, while improving Company operations.
    4. Re-focus of Company resources on improvement and growth of TVSS business.

While management believes that Company operations have improved to the point that its focus is now on sustaining growth, the financial condition of the Company remains guarded. Relationships with suppliers and lenders are presently satisfactory. Management has developed several plans under a variety of assumptions and scenarios for fiscal 1998. Under both the worst case and more optimistic scenarios, management believes the Company can fund its operations during fiscal 1998 from financing arrangements in place and internally generated cash flows.

This report contains certain forward looking statements with respect to the Company that are subject to risks and uncertainties that include, but are not limited to, those identified in this report, described from time to time in the Company's other Securities and Exchange Commission filings or discussed in the Company's press releases. Actual results may vary from expectations.

Other Items

The Company's activities have not been, and in the near term are not expected to be, materially affected by inflation or changing prices in general.

Item 7.     Financial Data

                          Index to Financial Statements

Item                               Page   Item                                 Page
------------------------------------------------------------------------------------
Reports of Independent Accountants  12-13  Statements of Cash Flows            16-17
Statements of Operations            14     Statements of Stockholders' Equity  18
Balance Sheet                       15     Notes to Financial Statements       19-26





                        Report of Independent Accountants

To the Stockholders and Board of Directors of EFI Electronics Corporation:

We have audited the accompanying balance sheet of EFI Electronics Corporation as of March 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EFI Electronics Corporation as of March 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Grant Thornton LLP

Salt Lake City, Utah
May 16, 1997

                        Report of Independent Accountants

To the Stockholders and Board of Directors of EFI Electronics Corporation:

We have audited the accompanying statements of operations, stockholders' equity, and cash flows of EFI Electronics Corporation for the year ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of EFI Electronics Corporation for the year ended March 31, 1996 in conformity with generally accepted accounting principles.

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


/s/ Coopers & Lybrand L.L.P.

Salt Lake City, Utah
June 18, 1996

Statements of Operations

For the years ended March 31,                                            1997                      1996          Notes
-----------------------------------------------------------------------------------------------------------------------

Net sales                                                        $ 13,759,812              $ 11,921,129              1
Cost of sales                                                       9,235,554                 8,173,468
-----------------------------------------------------------------------------------------------------------------------
Gross profit                                                        4,524,258                 3,747,661
-----------------------------------------------------------------------------------------------------------------------
Operating expenses:
      Selling, general and administrative                           3,918,240                 4,482,861
      Research and development                                        552,458                   574,576
      Unusual item                                                    135,375                        -0-             8
      Bad debts                                                        79,117                   139,926              3
-----------------------------------------------------------------------------------------------------------------------
      Total operating expenses                                      4,685,190                 5,197,363
-----------------------------------------------------------------------------------------------------------------------
Loss from operations                                                 (160,932)               (1,449,702)
-----------------------------------------------------------------------------------------------------------------------
Other income/(expense):
      Equity in earnings of joint venture                             151,818                    67,824             13
      Other income                                                        106                    64,182
      Legal settlement                                                     -0-                  (73,557)
      Interest expense                                               (454,415)                 (354,483)             6
-----------------------------------------------------------------------------------------------------------------------
      Net other expense                                              (302,491)                 (296,034)
-----------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                             (463,423)

Provision for income taxes                                            (33,895)                  (75,000)           1,9
-----------------------------------------------------------------------------------------------------------------------
Net loss                                                          $  (497,318)              $(1,820,736)
=======================================================================================================================

Net loss per common
   and common equivalent share                                    $     (0.13)             $      (0.58)             1
=======================================================================================================================

Weighted average common
     and common equivalent shares outstanding                       3,815,016                 3,144,905              1
=======================================================================================================================








    The accompanying notes are an integral part of these financial statements

Balance Sheet

As of March 31,                                                    1997        Notes
-------------------------------------------------------------------------------------

Assets
Current assets:
   Cash and cash equivalents                                 $   10,123            1
   Receivables                                                3,010,255          3,6
   Inventories                                                2,674,607        1,4,6
   Prepaid expenses                                              42,791
-------------------------------------------------------------------------------------
      Total current assets                                    5,737,776
Property - net                                                1,658,901        1,5,6
Investment in joint venture                                     209,219           13
Other assets                                                     88,872
-------------------------------------------------------------------------------------
      Total assets                                           $7,694,768
=====================================================================================

Liabilities
Current liabilities:
   Revolving line of credit                                  $3,198,381            6
   Current maturities of notes payable                          531,690            6
   Accounts payable                                           1,142,637
   Reserve for customer warranty                                293,992
   Accrued income taxes payable                                 113,309
   Accrued liabilities                                          354,958
-------------------------------------------------------------------------------------
      Total current liabilities                               5,634,967
Notes payable, less current maturities                        1,048,000            6
-------------------------------------------------------------------------------------
      Total liabilities                                       6,682,967
-------------------------------------------------------------------------------------
Commitments                                                                        7

Stockholders' Equity
Common stock, $.0001 par value; 20,000,000 shares
   authorized; 4,216,174 shares issued and outstanding              422         6,11
Additional paid-in capital                                      926,925
Retained earnings                                               294,454
-------------------------------------------------------------------------------------
                                                              1,221,801
Less:
   Stock subscriptions and note receivable
        from management and employees                          (210,000)          10
-------------------------------------------------------------------------------------
      Total stockholders' equity                              1,011,801
-------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity             $7,694,768
=====================================================================================


   The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows

For the years ended March 31,                                           1997             1996
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                       $ (497,318)     $(1,820,736)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation                                                   682,685          634,380
      Amortization                                                    60,907           40,483
      Reserve for obsolete inventory                                  58,305          (38,608)
      Equity in earnings of joint venture                           (151,818)         (67,824)
      Write-off NRS software asset                                   135,375               -0-
      Bad debts                                                       79,117          139,926
      Increase/(decrease) in cash, excluding sale of UPS
         line in 1996, due to change in:
         Receivables                                                (436,001)         332,265
         Inventories                                                (425,208)        (134,804)
         Prepaid expenses                                             (7,339)          30,354
         Accounts payable                                           (362,241)        (406,895)
         Accrued income tax payable                                   38,309           75,000
         Reserve for customer warranty                               (98,837)          98,843
         Accrued liabilities                                          40,350         (282,984)
----------------------------------------------------------------------------------------------
         Net cash used in operating activities                      (883,714)      (1,400,600)
----------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                             (445,128)        (329,381)
   Distribution from joint venture                                    60,304               -0-
   Proceeds from sale of fixed assets related to UPS sale                 -0-         290,959
   Proceeds from sale of inventory related to UPS sale                    -0-         463,108
   Increase in other assets                                              (41)          (4,603)
----------------------------------------------------------------------------------------------
      Net cash (used in)/provided by investing activities           (384,865)         420,083
----------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Net borrowings under revolving line of credi                      970,791          777,318
   Proceeds from borrowings under notes payable                      704,800        1,700,000
   Principal payments under notes payable                           (337,575)      (2,190,569)
   Increase in other assets                                               -0-         (71,000)
   Increase/(decrease) in overdraft                                 (561,482)         561,482
   Proceeds from issuance of common stock                            491,000          100,000
   Proceeds from exercise of stock options                             2,650           15,545
----------------------------------------------------------------------------------------------
      Net  cash provided by financing activities                   1,270,184          892,776
----------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents                   1,605          (87,741)
Cash and cash equivalents at beginning of year                         8,518           96,259
----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                          $   10,123      $     8,518
=============================================================================================


    The accompanying notes are an integral part of these financial statements.

                                   -continued-

Supplemental disclosures of cash flow information:

For the years ended March 31,                                 1997         1996
--------------------------------------------------------------------------------
   Cash paid/(refunded) during the year for
      Income taxes                                    $     29,000  $  (482,121)
--------------------------------------------------------------------------------
      Interest                                        $    423,317  $   342,604
--------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and financing activities:


1997 The Company issued 93,276 shares of common stock and re-issued 362,156 shares of treasury stock to retire subordinated debt and accrued interest in the amount of $521,835.
     The Company issued 5,400 shares as payment of accounts payable of $7,500. In connection with the issuance of 383,334 shares of common stock the
          Company received a note receivable for $60,000.


1996 The Company  issued 46,875  shares of treasury  common stock valued at
          $75,000 as a settlement of litigation.
     The  Company cancelled 37,658 shares of treasury common stock.
     The Company's fixed assets and accounts payable, as stated, include $69,014 of amounts for tooling which had not been paid as of March 31, 1996.




















    The accompanying notes are an integral part of these financial statements.

Statements of Stockholders' Equity

For the years ended March 31, 1997 and March 31, 1996:

                                                                                       Stock
                                 Common Stock     Common     Additional             Subscriptions,   Treasury Stock
                                 ------------     Stock        Paid-in     Retained   and Note       --------------
                                Shares  Amount  to be Issued   Capital     Earnings  Receivable    Shares      Amount        Total
------------------------------------------------------------------------------------------------------------------------------------

Balance at April 1, 1995       3,567,093   $357   $ 75,000   $1,120,021   $2,612,508  $(156,549)   511,070 $(1,460,012)  $2,191,325

Retire treasury stock            (37,658)    (3)               (159,996)                           (37,658)    159,999

Exercise of stock options at
  $1.06 per share; shares
  removed from treasury at a
  cost of $2.68 per share          6,543                         (6,239)                            (8,122)     21,784       15,545

Acquire treasury stock upon
  cancellation of stock
  subscriptions and interest
  receivable                                                                              6,549     10,408      (6,549)

Issue treasury stock for
  settlement of litigation
  (46,875 shares at $1.60);
  shares removed from
  treasury at a cost of
  $2.75 per share                                  (75,000)     (53,906)                           (46,875)    128,906

Issue treasury stock for
  cash (66,667 shares at
  $1.50); shares removed from
  treasury at a cost of $2.75
  per share                                                     (83,334)                           (66,667)    183,334      100,000

Net loss                                                                  (1,820,736)                                    (1,820,736)
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996      3,535,978    354         -0-     816,546      791,772   (150,000)   362,156    (972,538)     486,134
------------------------------------------------------------------------------------------------------------------------------------

Common stock issued to retire
   debt (455,432 shares at
   $1.15 per share); shares
   removed from treasury
   stock at a cost of $2.69
   per share                      93,276      9                (450,712)                          (362,156)    972,538      521,835

Common stock issued for cash
  at $0.90 per share             383,334     38                 344,962                 (60,000)                            285,000

Common stock issued for cash
  at $1.05 per share             195,686     20                 205,980                                                     206,000

Common stock issued as payment
  of accounts payable at $1.39
   per share                       5,400      1                   7,499                                                       7,500

Exercise of stock options at
  at $1.06 per share               2,500                          2,650                                                       2,650

Net loss                                                                    (497,318)                                      (497,318)
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997      4,216,174   $422   $     -0-    $926,925     $294,454  $(210,000)        -0-  $      -0-  $1,011,801
====================================================================================================================================








   The accompanying notes are an integral part of these financial statements.

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

Income Taxes--The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Research tax credits are recognized as utilized.

Cash and Cash Equivalents--The Company considers all interest-bearing deposits with an original maturity date of three months or less when purchased to be cash equivalents.

Revenue Recognition--Revenue is recognized generally when product is shipped and/or services are performed.

Net Loss Per Common and Common Equivalent Share--Net loss per common and common equivalent share is computed based on the number of common and dilutive common stock equivalent shares outstanding. Outstanding common stock warrants and options were excluded from the weighted average number of shares of common stock as they would decrease loss per share. The stock subscriptions receivable are treated as warrants for purposes of this computation.

Concentration of Credit Risk--The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. Cash and cash equivalents, if any, are placed with federally insured financial institutions. These balances are generally not significant since they are transferred to reduce the Company's revolving line of credit on a daily basis. The Company sells to a wide variety of customers operating in several different markets and industries including domestic companies engaged in electrical distribution, computer distribution, office products dealers, the U.S. Government and large private label accounts. In accordance with the Company's strategy to develop large distribution or OEM/Private Label accounts, in fiscal 1997 two customers each represented 13% of the Company's revenue, one of which was the U.S. Government. Management expects the number of customers representing more than 10% of Company revenue to increase. The loss or insolvency of either of these customers could have a material adverse effect on the Company's results of operations. In fiscal 1996, only the U.S. Government represented more than 10% of the Company's revenue (19%).

Foreign Operations--The Company owns 50% of EFI Electronics Europe SL, a joint venture incorporated in Spain, engaged in the sale of TVSS panel products to European and Japanese industrial companies. The Company's equity in earnings and investment from this operation have been translated into US Dollars at the rate of exchange as of March 31, 1997 and 1996, which approximates the average rate during the year. Foreign exchange gains or losses have not been material.

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

Note 1   The Company and Summary of Significant Accounting Policies - continued

Research and Development--The Company conducts research and development to develop new products or product improvements not directly related to a specific project. Research and development costs have been charged to expense as incurred.

Reclassifications--Certain reclassifications have been made to the March 31, 1996 financial statements to conform with the March 31, 1997 presentation.

Recently Issued Accounting Standards---In February 1997, the FASB issued SFAS No.128, "Earnings Per Share," which replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the statement of earnings regardless of whether basic and diluted EPS are the same, and requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, earlier application is not permitted and requires restatement of all prior-period EPS data presented. Management believes that implementation of this pronouncement should have no material effect on the financial statements.

Note 2  Basis of Presentation:

The Company has incurred a net loss in each of the last four fiscal years and has had negative cash flows from operating activities for the two years ended March 31, 1997. Additionally, the Company's revolving line of credit contains certain covenants that, if not complied with, may result in the acceleration of repayment. As of March 31, 1996, these factors raised substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the year ended March 31, 1996, were prepared assuming that the Company would continue as a going concern and did not include any adjustments that might result from the outcome of this uncertainty.

Management's plan with respect to fiscal 1997 was to accomplish a number of goals intended to improve the Company's viability. These goals included increasing revenues from new private label/OEM customers, improving gross margin, controlling operating expenses, refinancing its borrowing agreements and improving its sales and marketing functions by hiring people with proven experience. Though management has sought to fund Company operations from financing arrangements in place and internally generated cash flow, failure to accomplish management's plans during fiscal 1997 and to generate positive operating cash flow could have resulted in further erosion of the Company's financial condition and failure to meet its financial obligations.

As of March 31, 1997, each of the above described goals previously set by management have been accomplished. In addition, the Company has also received more than $1 million in common stock and subordinated debt during fiscal 1997 to improve its liquidity and financial position. The Company's lending relationships are satisfactory. Management does not expect any acceleration of repayment. The Company's net loss in fiscal 1997 has been substantially reduced as compared to the prior two fiscal years and the Company accomplished a positive operating profit from TVSS operations for the first time since fiscal 1993. Negative cash flow from operating activities in fiscal 1997 resulted from reductions in past due accounts payable and increases in inventory and accounts receivable associated with growth rather than erosion of liquidity. As a result of these factors, management believes that the Company has the ability to continue as a going concern for fiscal 1998.

Note 3      Receivables:

At March 31, 1997, receivables consisted of the following:

-----------------------------------------------------
Trade and other receivables               $ 3,124,292
Receivable from joint venture                 234,340
-----------------------------------------------------
                                            3,358,632
Allowance for doubtful accounts              (348,377)
-----------------------------------------------------
      Total                                $3,010,255
=====================================================

In 1997, the allowance for doubtful accounts increased due to the insolvency of one of the Company's large customers. As of March 31, 1997 the allowance included $317,759 for this account. The Company has recovered inventory with a value of approximately $135 thousand which it expects to sell. Any further recovery is expected to be negligible.

Note 4      Inventories:

At March 31, 1997, inventories consisted of the following:

------------------------------------------------------
Raw materials                              $ 1,367,125
Work-in-process                                498,178
Finished goods                                 809,304
------------------------------------------------------
      Total                                $ 2,674,607
======================================================

Note 5   Property:

At March 31, 1997, property consisted of the following:

------------------------------------------------------
Machinery and equipment                    $ 4,058,085
Furniture and fixtures                         157,620
Leasehold improvements                         131,572
Software                                       191,207
------------------------------------------------------
                                             4,538,484
Less accumulated depreciation               (2,879,583)
------------------------------------------------------
      Property--net                        $ 1,658,901
======================================================

Included in the above total as of March 31, 1997, are assets with a cost of $1,244,508 which are fully depreciated and still in service. During fiscal 1997, the Company retired assets that were fully depreciated, with a cost of $142,776. Starting in the year ended March 31, 1997, the Company adopted SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This has had no material impact on asset valuation.

Note 6      Notes Payable and Revolving Line of Credit:

At March 31, 1997, notes payable and revolving line of credit, the carrying value of which approximates fair value, consisted of the following:

Revolving line of credit                     $ 3,198,381
========================================================

Notes payable:
  Collateralized promissory note             $ 1,040,000
  Uncollateralized subordinated note             500,000
  Uncollateralized note to former officer         39,690
--------------------------------------------------------
                                               1,579,690
Less current maturities                         (531,690)
--------------------------------------------------------
Total notes payable, less current maturities $ 1,048,000
========================================================

The revolving line of credit in place at March 31, 1997, provides for borrowings up to $3,200,000 collateralized by accounts receivable and inventories. Interest is payable monthly at a rate of prime (8.50% as of March 31, 1997) plus 2.5%. Principal payments are made as cash is received from customers for accounts receivable. Borrowing is based on formulas involving balances of accounts receivable and inventories less certain ineligible amounts. The line of credit agreement expires in March 2000.

Note 6    Notes Payable and Revolving Line of Credit - continued

The revolving line of credit contains financial covenants, the most restrictive of which require the Company to maintain not less than $1,000,000 of net worth plus subordinated debt and a debt to net worth ratio not to exceed 7.5 to 1. At March 31, 1997, the Company was in compliance with or had received appropriate waivers for all covenants pertaining to this line of credit.

The collateralized promissory note is collateralized by the Company's property. Interest is payable monthly at a rate of prime (8.50% as of March 31, 1997) plus 0.75% plus principal payments of the greater of $16,000 per month or 30% of net income plus depreciation and amortization. The balance of the note is due April 1, 1998.

The uncollateralized promissory note is payable to a major shareholder and director of the Company. Interest is at a rate of 12% per annum. Monthly interest payments begin March 31, 1997 through September 30, 1997 and monthly principal installments of $50,000 plus interest are due beginning October 31, 1997 through May 31, 1998, with all unpaid principal and interest due on June 30, 1998. The note is subordinated to the revolving line of credit.

The uncollateralized note to former officer was issued in September 1994, in the amount of $117,250 in exchange for an agreement not to compete. The note does not provide for any interest. It is payable in monthly installments of $4,410 until it is fully paid.

Minimum principal payments on notes payable are as follows:

                  Fiscal year ending March 31,
                  1998                  $     531,690
                  1999                      1,048,000
                  Thereafter                       -0-
                  -----------------------------------
                   Total                 $  1,579,690
                  ===================================

Note 7      Lease Obligations:

The Company currently leases its principal facility on a month-to-month basis. Monthly lease payments are $9,372 plus taxes, insurance and maintenance. In addition, the Company leases a warehouse facility under a lease that expires in August 1997. Monthly lease payments for this facility are $5,208 plus taxes, insurance and maintenance. Minimum rental payments through the term of this lease is $26,040. The Company intends to combine and relocate their facilities during fiscal 1998. Rental expense for 1997 and 1996 was $184,656 and $161,273, respectively.

Note 8  Unusual Item

In January 1995, EFI established a new business group named Network Response Systems(TM) ("NRS") and acquired the necessary software to provide a service that monitors power and several other conditions that can exist on servers in a local area network ("LAN") system. In spite of apparent user interest, management determined that the Company does not have sufficient financial resources to develop a significant market in this area. The Company decided to devote greater emphasis on increasing the TVSS part of its business. Therefore, during the year ended March 31, 1997, in an effort to reduce operating expenses the Company wrote off the remaining software costs associated with NRS.

Note 9      Income Taxes:

The provision for income taxes for the years ended March 31, 1997 and 1996, consisted of the following:

                                                        1997        1996
                                                --------------------------
Current                                             $(33,895)   $(75,000)
Deferred                                                  -0-         -0-
                                                --------------------------
   Total                                            $(33,895)   $(75,000)
                                                    =========   =========

The reported benefit from/(provision for) income taxes is different than the amount computed by applying the statutory federal income tax rate of 34% to the loss before income taxes as follows:
                                                              1997        1996
                                                         ----------------------
Benefit at statutory rates                                $158,000    $594,000
Increase in valuation allowance                           (163,000)   (677,000)
State income taxes                                          14,000      58,000
Assessment for prior year's taxes                          (33,895)    (75,000)
Non-deductible items and other miscellaneous adjustments    (9,000)     25,000
                                                         ----------  ----------
   Total                                                 $ (33,895)  $ (75,000)
                                                         ==========  ==========

Deferred tax assets and liabilities as of March 31, 1997 and 1996, are comprised of the estimated future tax (provision)/benefit due to different financial reporting and income tax basis related to:
                                                             1997         1996
                                                        -----------------------
Deferred tax assets:
   Net operating loss carry-forward                  $  1,110,000  $ 1,324,000
   Research and development credit carry-forwards          30,000      130,000
   Asset reserves and accrued liabilities                 333,000      245,000
   Total deferred tax assets                            1,473,000    1,699,000
Deferred tax liabilities:
   Depreciation                                           (99,000)    (188,000)
Valuation allowance                                    (1,374,000)  (1,511,000)
                                                       -----------  -----------
   Net deferred tax liability                        $         -0- $        -0-
                                                     ============= =============

The Company has  concluded  that since it is uncertain as to whether the Company will be able to  recognize  the benefit of its  operating  loss and research and development credit carry-forwards, a full valuation allowance should be provided. At March 31, 1997, the Company had net operating loss carry-forwards of approximately $2,975,000 and research and development credit carry-forwards of approximately $30,000. The net operating loss carry-forwards expire in the years 2010 and 2011 and the research and development credits expire from 2006 to 2010.

Note 10     Related Party Transactions:

In September 1994, the Company issued a note payable in the amount of $117,250 to a former officer in exchange for an agreement not to compete. The $117,250 is included in other assets and is being amortized on a straight line basis over the three year term of the agreement.

As of March 31, 1997, the Company held two notes receivable from an officer of the Company. These notes receivable bear interest at the prime rate (8.50% as of March 31, 1997) plus 1%. The first note in the amount of $150,000 is secured by 100,000 shares of Company common stock and is due in full by the earlier of 60 days after termination of employment or September 12, 2000. The second note in the amount of $60,000 is secured by 66,667 shares of Company stock and is due in full by the earlier of 60 days after termination of employment or December 4, 2002. Because of the nature of these agreements, these notes receivable are reflected as a reduction of stockholders' equity.

Note 11  Stockholders' Equity:

Stock Options and Warrants
In July 1988, the Company adopted an incentive and non-qualified stock option plan and terminated a prior incentive stock option plan. Under the 1988 plan, as amended in May, 1991, incentive stock options or non-qualified stock options, up to a maximum of 700,000 shares, may be granted to key employees and other persons to purchase the Company's common stock. The stock options are exercisable at various times as determined by the board of directors but not less than six months from the date of grant and terminate not more than ten years from the date of grant.

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

In January 1995, the Company modified the stock option plan. Substantially, all of the existing grants were canceled and new grants were issued in place of the old. The price of the new grants was set at the fair market value of $1.06 and the number of options issued to each employee was based on the number of each employee's original options adjusted by the options' original grant price compared to the new option price.


In January 1996, the Company issued warrants for 20,000 shares of common stock to a major shareholder as an incentive to initiate a $500,000 uncollateralized loan to the Company (see Note 6). The exercise price is $1.375 per share and the warrants expire in January 2001.

Stock-Based Compensation
In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation(SFAS 123). This statement defines a fair value method of accounting for employee stock options or similar equity instruments and encourages adoption of that method. The statement also requires that an employer's financial statements include certain disclosures about stock-based compensation arrangements regardless of the method used to account for them. The statement is effective for financial statements for fiscal years that begin after December 15, 1995. The Company has elected to continue to apply the current stock based compensation methods pursuant to APB 25 and to furnish the additional disclosures required by SFAS 123. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss and loss per share would be adjusted to the pro forma amounts indicated below:
                                                 Fiscal Year Ended March 31,
                                                    1997            1996
                                                  ---------      ----------
Net loss                       As reported    $   (497,318) $   (1,820,736)
                                Pro Forma         (592,127)     (1,840,694)

Loss per share                 As reported           (0.13)          (0.58)
                                Pro Forma            (0.16)          (0.59)

These pro forma amounts may not be representative of future disclosure because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Modified Black-Scholes American option-pricing model with the following weighted-average assumptions for the fiscal years ended March 31, 1997 and 1996: expected volatility of 82.65% and 82.42%, respectively; risk-free interest rate of 6.22%; and expected life of 4.45 years. The weighted-average fair value of options and warrants granted was $0.97 and $0.78 in fiscal years ended March 31, 1997 and 1996, respectively.

Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, the Company's employee stock options and warrants have characteristics significantly different from those of traded options and warrants, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and warrants and the resulting values are reasonable. The following is a summary of the activity relating to warrants and options through March 31, 1997:

                               Warrants and     Exercise     Weighted average
                               Stock Options      price       exercise price
                               -------------    --------     ----------------
Outstanding at April 1, 1995       322,019    $1.06 - 2.75          $ 1.20
     Granted                       158,000     1.00 - 1.44            1.31
     Exercised                     (14,665)           1.06            1.06
     Canceled                      (60,901)           1.06            1.06
     Expired                        (7,168)           1.06            1.06
                               -------------

Outstanding at March 31, 1996      397,285     1.00 - 2.75            1.28
     Granted                       298,322   1.125 - 2.125            1.33
     Exercised                      (2,500)           1.06            1.06
     Expired                      (117,627)    1.06 - 1.44            1.28
                               -------------

Outstanding at March 31, 1997        575,480   1.00 - 2.75            1.31
                               =============

Exercisable at March 31, 1997        181,868  $1.00 - 2.75           $1.25
                               =============

The following table summarizes information concerning currently outstanding and exercisable stock options and warrants:

                      Options and Warrants Outstanding
                      --------------------------------

                                  Weighted-Average
                                      Remaining
     Range of        Number       Contractual Life  Weighted-Average
  Exercise Prices  Outstanding         (Years)       Exercise Price
   --------------  -----------         -------       --------------
    $1.00 - 1.99     549,480             4.45              $1.27
     2.00 - 2.75      26,000             5.81               2.05
                   -----------
                     575,480
                   ===========
                      Options and Warrants Exercisable
                      --------------------------------

      Range of        Number                         Weighted-Average
   Exercise Prices  Outstanding                       Exercise Price
   ---------------  -----------                       --------------
    $1.00 - 1.99     181,118                               $1.24
     2.00 - 2.75         750                                2.75
                   ------------
                     181,868
                   ============

Note 12  Employee Benefit Plan:

The Company has a contributory 401(k) savings and profit sharing plan covering all full-time employees. The employer contribution amount is determined at the discretion of the board of directors. During the year ended March 31, 1997, the Company matched employee contributions to the 401(k) savings and profit sharing plan up to 1% of employee base wages resulting in a total contribution of $13,813. There were no contributions made by the Company to the plan for the year ended March 31, 1996.

Note 13 Investment in Joint Venture:

On July 29, 1993, EFI Electronics Europe SL ("EFI Europe") was incorporated in Spain as a limited trading company. The Company owns 50% of the outstanding common stock of EFI Europe. The balance of the common stock is held by six individuals, one of whom acts as the general manager of EFI Europe. During fiscal 1997, the Company received $60,304 in cash distributions from this investment. The accounting policies of this entity are similar to those of the Company. Financial results for EFI Europe for the fiscal years ended March 31, 1997 and 1996 were:
                                              Results of Operations
                                                 ($ thousands)
                                       3/31/97             3/31/96
                                       -------             -------
            Current assets              $ 638                $ 325
            Total assets                  747                  348
            Current liabilities           329                  112
            Shareholders' equity          418                  236

            Net sales                     963                  423
            Net earnings                $ 304                $ 136

Note 14  Quarterly Financial Data (Unaudited):

Unaudited summarized financial data by quarter for 1997 and 1996 is as follows:
                                                             Net Earnings/(Loss)
                                                                     Per Common
                                                 Net/Earnings        and Common
Quarter ended         Net Sales   Gross Profit          (Loss) Equivalent Share
1997:
June 30, 1996       $ 3,109,044    $ 1,155,954    $  (186,633)   $   (0.06)
September 30, 1996    3,559,318      1,186,981        (12,788)       (0.00)
December 31, 1996     3,613,694      1,105,255          1,447         0.00
March 31, 1997        3,477,756      1,076,068       (299,344)       (0.07)
    Total           $13,759,812    $ 4,524,285    $  (497,318)   $   (0.13)

1996:
June 30, 1995       $ 3,150,854    $ 1,009,455    $  (289,237)   $   (0.09)
September 30, 1995    2,931,358        991,032       (305,146)       (0.10)
December 31, 1995     2,784,479        876,887       (366,392)       (0.12)
March 31, 1996        3,054,438        870,287       (859,961)       (0.27)
    Total           $11,921,129    $ 3,747,661    $(1,820,736)   $   (0.58)






Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                     PART III

Items 9, 10, 11 and 12.

These items are incorporated by reference to the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held on July 29, 1997, as filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits:
     S-B                                               Incorporated     Filed
   Number   Exhibit                                    by Reference     Herewith
     3.1    Certificate of Incorporation as Restated
            and Amended                                     (1)
     3.2    Amended and Restated Bylaws                     (2)
    10.1    Non-Qualified Stock Option Plan and
            Incentive Stock Option Plan As Amended
            (May 1991)                                      (3)
    10.2    Executive Bonus Plan Description                (4)
    10.3    Lease Agreement for Company Headquarters
            in Salt Lake City, Utah                         (5)
    10.4    Lease Agreement for Company Warehouse
            in Salt Lake City, Utah                         (6)
     11     Computation of Earnings Per Share                               X
    23.1    Independent Accountant's Consent -
            Grant Thornton LLP                                              X
    23.2    Independent Accountant's Consent -
            Coopers & Lybrand, LLP                                          X
     27     Financial Data Schedule                                         X

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

(b) Reports on Form 8-K:

No report on Form 8-K was filed during the quarter ending March 31, 1997.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 19, 1997.

                                        EFI ELECTRONICS CORPORATION


                                        By:/s/R. D. Clasen
                                           ------------------------
                                           Richard D. Clasen
                                           Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                      Capacity in Which Signed            Date
--------------------------------------------------------------------------------


/s/R.D. Clasen
-------------------------
Richard D. Clasen              Chief Executive Officer,            June 19, 1997
                               President and Director
                               (Principal Executive Officer)

/s/David G. Bevan
-------------------------
David G. Bevan                 Chief Financial Officer, Executive  June 19, 1997
                               Vice President & Secretary
                               (Principal Financial Officer)
/s/Gaylord K. Swim
-------------------------
Gaylord K. Swim                Chairman of the Board and Director  June 19, 1997

/s/Bradford Romney
-------------------------
K. Bradford Romney, Jr.        Director                            June 19, 1997


/s/Hans Imhof
-------------------------
Hans Imhof                     Director                            June 19, 1997


/s/Reino O. Kerttula
-------------------------
Reino Kerttula                 Director                            June 19, 1997