Form 10QSB
period 1997-06-30
EFI ELECTRONICS CORP
filed 1997-08-14
CIK 785970

FORM 10-QSB


               U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended June 30, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______________ to _________________

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

Number of shares of the registrant's  common stock  outstanding at July 31,1997:
4,216,174

INDEX TO FORM 10-QSB



PART I    FINANCIAL INFORMATION                              PAGE


     Item 1.  Financial Statements

         Balance  Sheets as of June 30,  1997  (Unaudited) and
          March 31, 1997 .....................................  3

         Statements of Operations for the three months
          ended June 30, 1997 and 1996 (Unaudited)............  4

         Statements of Cash Flows for the three months
          ended June 30, 1997 and 1996 (Unaudited)............  5

         Notes to Financial Statements (Unaudited)...... 6  -   7


     Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations.....................................8  -  10


PART II   OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K................ 11

     Signatures............................................... 11

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

------------------------------------------------------------------------------------------------------


BALANCE SHEETS
                                                                  JUNE 30, 1997         MARCH 31, 1997
                                                                    (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                 $          1,180          $      10,123
     Receivables                                                      2,817,254              3,010,255
     Inventories                                                      2,916,740              2,674,607
     Prepaid expenses                                                    69,251                 42,791
------------------------------------------------------------------------------------------------------
         Total current assets                                         5,804,425              5,737,776

Property - net                                                        1,824,149              1,658,901
Investment in joint venture                                             262,094                209,219
Other assets                                                             81,995                 88,872
------------------------------------------------------------------------------------------------------
         Total assets                                               $ 7,972,663            $ 7,694,768
======================================================================================================


LIABILITIES
Current liabilities:
     Revolving line of credit                                       $ 3,199,868            $ 3,198,381
     Current maturities of notes payable                                763,874                531,690
     Accounts payable                                                 1,093,768              1,142,637
     Reserve for customer warranty                                      306,543                293,992
     Accrued income taxes payable                                        69,809                113,309
     Accrued liabilities                                                520,002                354,958
------------------------------------------------------------------------------------------------------
         Total current liabilities                                    5,953,864              5,634,967

Notes payable, less current maturities                                  963,996              1,048,000
------------------------------------------------------------------------------------------------------
         Total liabilities                                            6,917,860              6,682,967
------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
     Common stock                                                           422                    422
     Additional paid-in capital                                         926,925                926,925
     Retained earnings                                                  337,456                294,454
------------------------------------------------------------------------------------------------------
         Total                                                        1,264,803              1,221,801
     Less:
         Stock subscriptions and notes
          receivable from management                                   (210,000)              (210,000)
------------------------------------------------------------------------------------------------------
Total stockholders' equity                                            1,054,803              1,011,801
------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                          $ 7,972,663            $ 7,694,768
======================================================================================================







                                      See notes to financial statements.




STATEMENTS OF OPERATIONS (Unaudited)

For the three months ended June 30,                                        1997                   1996
------------------------------------------------------------------------------------------------------
Sales                                                               $ 3,639,459            $ 3,109,044
Cost of sales                                                         2,284,857              1,953,090
------------------------------------------------------------------------------------------------------
Gross profit                                                          1,354,602              1,155,954
------------------------------------------------------------------------------------------------------
Operating expenses:
     Selling, general and
          administrative expenses                                     1,037,601              1,109,294
     Research and development                                           173,685                133,515
------------------------------------------------------------------------------------------------------
         Total operating expenses                                     1,211,286              1,242,809
------------------------------------------------------------------------------------------------------
Operating income/(loss)                                                 143,316                (86,855)
Other income/(expense):
     Equity in earnings of joint venture                                 52,875                 17,955
     Interest expense                                                  (130,139)              (117,733)
     Other income/(expense), net                                        (23,050)                    -0-
------------------------------------------------------------------------------------------------------
         Total other expense                                           (100,314)               (99,778)
------------------------------------------------------------------------------------------------------
Earnings/(loss) before income taxes                                      43,002               (186,633)
Income taxes                                                                 -0-                    -0-
------------------------------------------------------------------------------------------------------
Net earnings/(loss)                                                 $    43,002            $  (186,633)
======================================================================================================

Earnings/(loss) per common share                                  $        0.01         $        (0.06)
======================================================================================================

Earnings/(loss) per common share -
  assuming dilution                                               $        0.01         $        (0.06)
======================================================================================================


Weighted average shares outstanding                                   4,216,174              3,178,549
======================================================================================================










                                      See notes to financial statements.



STATEMENTS OF CASH FLOWS (Unaudited)

For the three months ended June 30,                                        1997                   1996
------------------------------------------------------------------------------------------------------

Cash flows provided from operating activities:
     Net earnings/(loss)                                            $    43,002            $  (186,633)
     Adjustments to reconcile net earnings/(loss) to net cash
      provided by/(used in) operating activities:
         Depreciation                                                   137,686                169,554
         Amortization                                                     9,878                 10,121
         Equity in earnings of joint venture                            (52,875)               (17,955)
         Increase/(decrease) in cash due to change in:
              Receivables                                               193,001                179,679
              Inventories                                              (242,133)              (178,118)
              Prepaid expenses                                          (26,460)               (91,884)
              Other assets                                               (3,001)                 4,619
              Accounts payable                                          (48,869)               (71,789)
              Warranty reserve                                           12,551                (20,240)
              Accrued income taxes payable                              (43,500)                    -0-
              Accrued liabilities                                       165,044                184,525
------------------------------------------------------------------------------------------------------
         Net cash  provided  by/(used in) operating  activities         144,324                (18,121)
------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Capital expenditures                                              (302,934)               (73,213)
------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                         (302,934)               (73,213)
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net borrowings under revolving line of credit                        1,487                 99,488
     Principal payments on notes payable                                (56,820)               (16,000)
     Principal borrowings on notes payable                              205,000                     -0-
------------------------------------------------------------------------------------------------------
         Net cash provided by  financing activities                     149,667                 83,488
------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                (8,943)                (7,846)
Cash and cash equivalents at beginning of period                         10,123                  8,518
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $      1,180           $        672
======================================================================================================

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:

         Income taxes                                               $    43,500          $          -0-
         Interest                                                   $   129,886          $      95,076
======================================================================================================






                                   See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
In the opinion of Management, the accompanying financial statements contain adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of EFI Electronics Corporation (the "Company") at June 30, 1997 and March 31, 1997, and the results of its operations and its cash flows for the three months ended June 30, 1997 and 1996. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as specified by the instructions to Form 10-QSB and Item 310 of Regulation S-B. It is suggested that these financial statements be read in conjunction with the Company's 1997 Form 10-KSB included in the Annual Report to Shareholders.

1.  RECEIVABLES

Receivables consisted of the following:
                                                                   June 30,1997         March 31, 1997
------------------------------------------------------------------------------------------------------
                                                                    (Unaudited)
Trade receivables                                                   $ 2,718,062            $ 3,124,292
Receivable from joint venture                                           135,953                234,340
------------------------------------------------------------------------------------------------------
                                                                      2,854,015              3,358,632
Allowance for doubtful accounts                                         (36,761)              (348,377)
------------------------------------------------------------------------------------------------------
Total Receivables                                                   $ 2,817,254            $ 3,010,255
======================================================================================================

2.  INVENTORIES

Inventories consisted of the following:
                                                                  June 30, 1997         March 31, 1997
------------------------------------------------------------------------------------------------------
                                                                    (Unaudited)

Raw materials                                                       $ 1,556,454            $ 1,367,125
Work-in-process                                                         419,317                498,178
Finished goods                                                          940,969                809,304
------------------------------------------------------------------------------------------------------
Total                                                               $ 2,916,740            $ 2,674,607
======================================================================================================


3.  NET EARNINGS/(LOSS) PER COMMON SHARE

Net earnings/(loss) per common and common equivalent share is computed based on the number of common and dilutive common stock equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon exercise of options or warrants, after the assumed repurchase of common shares with the related proceeds. Stock subscriptions receivable are treated as outstanding shares for purposes of this computation.

NOTES TO FINANCIAL STATEMENTS - Continued (Unaudited)

4.  NOTES PAYABLE AND REVOLVING LINE OF CREDIT

At June 30 and March 31, 1997, notes payable and revolving line of credit, the carrying value of which approximates fair value, consisted of the following:



                                                                  June 30, 1997         March 31, 1997
------------------------------------------------------------------------------------------------------
                                                                    (Unaudited)


Revolving line of credit                                           $  3,199,868            $ 3,198,381
======================================================================================================

Notes payable:
   Collateralized promissory note                                     $ 992,000            $ 1,040,000
   Uncollateralized subordinated note - director                        500,000                500,000
   Uncollateralized note to former officer                               30,870                 39,690
   Collateralized promissory note - machinery                           205,000                     -0-
------------------------------------------------------------------------------------------------------
                                                                      1,727,870              1,579,690
Less current maturities                                                (763,874)              (531,690)
------------------------------------------------------------------------------------------------------
         Total notes payable, less current installments               $ 963,996            $ 1,048,000
======================================================================================================

The revolving line of credit provides for borrowings up to $3,200,000 based on certain asset ratios and contains financial covenants, the most restrictive of which require that the Company maintain not less than $1,350,000 of net worth plus subordinated debt. At June 30, 1997, the Company was in compliance with these covenants or had obtained appropriate waivers.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

General:

The following discussion should be read in conjunction with the financial statements and notes thereto elsewhere herein.

Results of Operations:

Net Sales for the three months ended June 30, 1997, increased by $530 thousand (17%) compared to the three months ended June 30, 1996. Revenue consists primarily of plug-in and hardwire product sales, as follows:

     Plug-in revenue increased for the three months ended June 30, 1997, by $110 thousand (5%) over the same period of 1996. These increases are the result of the Company's continuing focus on increasing Private Label/OEM business and increases in utility market penetration.

     Hardwire revenue increased by $420 thousand (43%) for the period ended June 30, 1997 compared to the same period ended June 30, 1996. The Company's penetration of the utility market contributed nearly two-thirds of this increase. Increases in the international and construction markets accounted for the balance.

Gross Profit on sales for the three months ended June 30, 1997, increased by $199 thousand (17%) compared to the three months ended June 30, 1996. This increase is due to the significant increase in revenue of $530 thousand for the three months ended June 30, 1997 as compared to the same period in 1996. The gross margin as a percent of sales remained unchanged.

Operating Expenses for the three months ended June 30, 1997 decreased by $32 thousand (3%), compared to the three months ended June 30, 1996. Operating expenses changed as described below:

     Sales expenses decreased by $93 thousand for the three months ended June 30, 1997 as compared to the same period ended June 30, 1996. Reductions occurred in commissions, benefits, seminars, promotional expenses and postage. This decrease is due to a restructuring of the sales department during fiscal 1997.

     As reported in the March 31, 1997 annual report, the Company discontinued the Network Response Systems (NRS) business group. The Company incurred no expenses during the current period for NRS. Expenses for NRS decreased by $107 thousand for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

     Research and development expenses increased $40 thousand, for the three months ended June 30, 1997, as compared to the same period ended June 30, 1996 due to increases in new product development and UL expenses.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations, continued

     Expenses in the marketing department for the same three months increased $23 thousand due to increases in wages, consulting and travel due to new marketing and promotional opportunities.

     General and administrative expenses increased $104 thousand for the three months ended June 30, 1997 as compared to June 30, 1996 due to increases in incentive compensation and travel to foreign countries to sign new international customers to increase foreign sales.

Net Earnings for the three months ended June 30, 1997, increased to $43 thousand, an improvement of $230 thousand compared to the net loss of $187 thousand for the three months ended June 30, 1996. These improvements resulted from improvements in revenue and gross profit coupled with reductions in operating expenses.

Liquidity and Capital Resources:

Cash Flows From Operating Activities for the three months ended June 30, 1997 increased by $162 thousand compared to the three months ended June 30, 1996 providing the first positive cash flow from operating activities since September 1995. In addition to improvement in net income, the items that influenced this increase are described below:

     Receivables decreased by $193 thousand net of bad debt allowance during the first quarter. This decrease is due primarily to payments received from the Company's joint venture in Europe and the collection of a past due account in the amount of $125,000.

     Inventories increased by $242 thousand. This increase is due to a buildup of raw materials and finished goods related to the increase in hardwire sales. In addition, the Company is beginning to place raw material orders for larger quantities to obtain better pricing.

     Accounts payable decreased by $49 thousand during the first three months of fiscal 1998. The Company has continued to improve its position with suppliers. The Company has maintained adequate relationships with its suppliers and remains on "open account" with all significant vendors.

     Accrued liabilities increased $165 thousand for the period ended June 30, 1997. This increase is due to increases in incentive compensation and payroll and fringe benefit accruals, which are affected by timing of actual payments made.

Cash Flows used in Investing Activities increased for the three months ended June 30, 1997 by $230 thousand compared to the three months ended June 30, 1996, as a result of an investment in a state of the art axial component insertion machine. This replaces an existing machine and will improve capacity and productivity of the Company's circuit board assembly operation.

Cash Flows provided by Financing Activities increased by $66 thousand for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. This was the result of a note in the amount of $205,000 incurred to finance the insertion machine described above, offset by repayments of notes payable.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations, continued

Factors Affecting Future Results:

Although the Company generated net earnings for the current quarter, it's financial condition remains guarded. Based on expected future revenues, management believes it can fund its operations from internally generated cash flows. Management's expectations are subject to risks and uncertainties that include, but are not limited to, the Company's dependence on several key customers and its limited liquidity and financial condition.

This Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     A)  Exhibits.

         Exhibit 11 - Computation of Earnings Per Share
         Exhibit 27 - Financial Data Schedule


     B)  None.



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               EFI ELECTRONICS CORPORATION
                               (Registrant)


Date: August 14, 1997


                               /s/ Richard D. Clasen
                               ---------------------
                               Chief Executive Officer, President and
                               Director (Principal Executive Officer)




                               /s/ David G. Bevan
                               ------------------
                               Chief Financial Officer, Executive Vice
                               President & Secretary (Principal
                               Financial Officer)