Form 10QSB
period 1997-09-30
EFI ELECTRONICS CORP
filed 1997-11-14
CIK 785970

FORM 10-QSB


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                   For the Quarter Ended September 30, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________ to ________________

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


      Number of shares of the registrant's common stock outstanding at November 12,1997: 5,272,711

INDEX TO FORM 10-QSB



PART I    FINANCIAL INFORMATION                                       PAGE


      Item 1.  Financial Statements

           Balance  Sheets as of  September  30, 1997  (Unaudited) and
            March 31, 1997 ............................................  3

           Statements of Operations for the three months
            ended September 30, 1997 and 1996 (Unaudited)..............  4

           Statements of Operations for the six months
             ended September 30, 1997 and 1996 (Unaudited).............  5

           Statements of Cash Flows for the six months
            ended September 30, 1997 and 1996 (Unaudited)..............  6

           Notes to Financial Statements (Unaudited).............7  -    8


      Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations............................................9  -  11


PART II   OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K........................ 12

      Signatures....................................................... 12

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

------------------------------------------------------------------------------------------------------------

BALANCE SHEETS
                                                             SEPTEMBER 30, 1997               MARCH 31, 1997
                                                                    (Unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                               $          15,688               $       10,123
      Receivables                                                     3,260,452                    3,010,255
      Inventories                                                     3,342,225                    2,674,607
      Prepaid expenses                                                  111,374                       42,791
------------------------------------------------------------------------------------------------------------
           Total current assets                                       6,729,739                    5,737,776

Property - net                                                        1,951,852                    1,658,901
Investment in joint venture                                             219,050                      209,219
Other assets                                                             62,411                       88,872
------------------------------------------------------------------------------------------------------------
           Total assets                                         $     8,963,052                 $  7,694,768
============================================================================================================


LIABILITIES
Current liabilities:
      Revolving line of credit                                      $ 2,588,523                  $ 3,198,381
      Current maturities of notes payable                               750,644                      531,690
      Accounts payable                                                  864,134                    1,142,637
      Reserve for customer warranty                                     247,835                      293,992
      Accrued income taxes payable                                       30,309                      113,309
      Accrued liabilities                                               748,855                      354,958
------------------------------------------------------------------------------------------------------------
           Total current liabilities                                  5,230,300                    5,634,967

Notes payable, less current maturities                                  889,786                    1,048,000
------------------------------------------------------------------------------------------------------------
           Total liabilities                                          6,120,086                    6,682,967
------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
      Common stock                                                          528                          422
      Additional paid-in capital                                      2,624,678                      926,925
      Retained earnings                                                 427,760                      294,454
------------------------------------------------------------------------------------------------------------
           Total                                                      3,052,966                    1,221,801
      Less:Stock subscriptions and notes receivable
              from management                                          (210,000)                    (210,000)
------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                            2,842,966                    1,011,801
------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                          $ 8,963,052                  $ 7,694,768
============================================================================================================



                      See notes to financial statements.



STATEMENTS OF OPERATIONS (Unaudited)

For the three months ended September 30,                                   1997                         1996
------------------------------------------------------------------------------------------------------------
Net sales                                                           $ 4,190,824                  $ 3,559,318
Cost of sales                                                         2,812,797                    2,372,337
------------------------------------------------------------------------------------------------------------
     Gross profit                                                     1,378,027                    1,186,981
------------------------------------------------------------------------------------------------------------
Operating expenses:
      Selling, general and
           administrative                                               983,365                    1,013,023
      Research and development                                          196,017                      122,001
------------------------------------------------------------------------------------------------------------
           Total operating expenses                                   1,179,382                    1,135,024
------------------------------------------------------------------------------------------------------------
Earnings from operations                                                198,645                       51,957
Other income/(expense):
      Equity in earnings of joint venture                                49,875                       34,875
      Interest expense                                                 (133,230)                    (100,091)
      Other, net                                                        (24,986)                         471
------------------------------------------------------------------------------------------------------------
           Total other expense                                         (108,341)                     (64,745)
------------------------------------------------------------------------------------------------------------
Earnings/(loss) before income taxes                                      90,304                      (12,788)
Income taxes                                                                 -0-                          -0-
     Net earnings/(loss)                                            $    90,304                   $  (12,788)
============================================================================================================

Earnings/(loss) per common and common
     equivalent share                                               $      0.02                   $    (0.00)
============================================================================================================

Weighted average common and common
     equivalent shares outstanding                                    4,617,677                    3,654,664
============================================================================================================




                      See notes to financial statements.



STATEMENTS OF OPERATIONS (Unaudited)

For the six months ended September 30,                                     1997                         1996
------------------------------------------------------------------------------------------------------------
Net sales                                                           $ 7,830,283                  $ 6,668,362
Cost of sales                                                         5,097,654                    4,325,037
------------------------------------------------------------------------------------------------------------
     Gross profit                                                     2,732,629                    2,343,325
------------------------------------------------------------------------------------------------------------
Operating expenses:
      Selling, general and
           administrative                                             2,020,966                    2,123,835
      Research and development                                          369,703                      255,517
------------------------------------------------------------------------------------------------------------
           Total operating expenses                                   2,390,669                    2,379,352
------------------------------------------------------------------------------------------------------------
Earnings/(loss) from operations                                         341,960                      (36,027)
Other income/(expense):
      Equity in earnings of joint venture                               102,750                       51,750
      Interest expense                                                 (263,370)                    (217,823)
      Other, net                                                        (48,034)                       1,551
------------------------------------------------------------------------------------------------------------
           Total other expense                                         (208,654)                    (164,522)
------------------------------------------------------------------------------------------------------------
Earnings/(loss) before income taxes                                     133,306                     (200,549)
Income taxes                                                                 -0-                          -0-
Net earnings/(loss)                                                 $   133,306                  $  (200,549)
============================================================================================================

Earnings/(loss) per common and common
     equivalent share                                             $        0.03               $        (0.06)
============================================================================================================

Weighted average common and common
     equivalent shares outstanding                                    4,418,023                    3,418,045
============================================================================================================



                      See notes to financial statements.


STATEMENTS OF CASH FLOWS (Unaudited)

For the six months ended September 30,                                     1997                         1996
------------------------------------------------------------------------------------------------------------
Cash flows provided from operating activities:
      Net earnings (loss)                                           $   133,306                  $  (200,549)
      Adjustments to reconcile net earnings (loss) to net cash
       provided by (used in) operating activities:
           Depreciation                                                 302,862                      346,995
           Amortization                                                  32,915                       31,523
           Equity in earnings of joint venture                         (102,750)                     (51,750)
           Changes in operating assets and liabilities:
                Receivables                                            (250,197)                      71,758
                Inventories                                            (667,618)                    (103,573)
                Prepaid expenses                                        (68,583)                     (74,073)
                Other assets                                             (6,454)                      13,684
                Accounts payable                                       (278,503)                    (183,824)
                Reserve for customer warranty                           (46,157)                     (69,154)
                Accrued income taxes payable                            (83,000)                          -0-
                Accrued liabilities                                      393,897                     138,195
------------------------------------------------------------------------------------------------------------
           Net cash used in operating  activities                      (640,282)                     (80,768)
Cash flows from investing activities:
      Capital expenditures                                             (595,813)                    (166,759)
      Distribution from joint venture                                    92,919                           -0-
           Net cash used in investing  activities                      (502,894)                    (166,759)
Cash flows from financing activities:
      Net repayments under revolving line of credit                    (609,858)                    (256,522)
      Principal payments under notes payable                           (144,260)                     (54,200)
      Proceeds from borrowings under notes payable                      205,000                           -0-
      Proceeds from exercise of stock options                             2,503                           -0-
      Proceeds from sale of common stock                              1,695,356                      558,500
           Net cash provided by  financing activities                 1,148,741                      247,778
Net increase in cash and cash equivalents                                 5,565                          251
Cash and cash equivalents at beginning of period                         10,123                        8,518
Cash and cash equivalents at end of period                         $     15,688                 $      8,769


Supplemental disclosures of cash flow information: Cash paid during the period for:

           Income taxes                                            $     83,000                 $         -0-
           Interest                                                $    281,703                 $    223,680
============================================================================================================


Supplemental   disclosures   of  non-cash   investing   and   financing
activities:

      Subordinated debt plus accrued interest exchanged for
              455,423 shares of common stock                       $         -0-                $    521,834


                      See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

In the opinion of management, the accompanying financial statements contain adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of EFI Electronics Corporation (the "Company") as of September 30, 1997, and the results of its operations and its cash flows for the six months ended September 30, 1997 and 1996. The results of operations for the three and six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as specified by the instructions to Form 10-QSB and Item 310 of Regulation S-B. It is suggested that these financial statements and related notes be read in conjunction with the Company's 1997 Form 10-KSB included in the Annual Report to Shareholders.

1.  RECEIVABLES

Receivables consist of the following:
                                                              September 30,1997               March 31, 1997
                                                                    (Unaudited)
------------------------------------------------------------------------------------------------------------
Trade and other receivables                                         $ 3,027,087                  $ 3,124,292
Receivable from joint venture                                           276,526                      234,340
------------------------------------------------------------------------------------------------------------
                                                                      3,303,613                    3,358,632
Allowance for doubtful accounts                                         (43,161)                    (348,377)
------------------------------------------------------------------------------------------------------------
Total Receivables                                                   $ 3,260,452                  $ 3,010,255
============================================================================================================

2.  INVENTORIES

Inventories consist of the following:
                                                             September 30, 1997               March 31, 1997
                                                                    (Unaudited)
------------------------------------------------------------------------------------------------------------
Raw materials                                                       $ 1,961,436                  $ 1,367,125
Work-in-process                                                         508,792                      498,178
Finished goods                                                          871,997                      809,304
Total                                                               $ 3,342,225                  $ 2,674,607
============================================================================================================

3.  NET EARNINGS (LOSS) PER COMMON SHARE

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 128, "Earnings per Share." SFAS 128 is effective for financial statements for periods ending after December 16, 1997, and requires companies to report both basic and diluted earnings per share. Basic earnings per share does not include the addition of common stock equivalents to the shares outstanding. Diluted earnings per share requires the addition of common stock equivalents to the shares outstanding. Average shares outstanding is the denominator used in basic earnings per share calculations. Accordingly, basic earnings per share will be higher than diluted earnings per share. This statement replace Accounting Principles Board (APB) 15. The effect of adopting SFAS 128 is not materially different from APB 15.

NOTES TO FINANCIAL STATEMENTS - Continued (Unaudited)

4.  NOTES PAYABLE AND REVOLVING LINE OF CREDIT

At September 30 and March 31, 1997, notes payable and revolving line of credit, the carrying value of which approximates fair value, consisted of the following:

                                                             September 30, 1997               March 31, 1997
                                                                    (Unaudited)
------------------------------------------------------------------------------------------------------------
Revolving line of credit                                           $  2,588,523                  $ 3,198,381
============================================================================================================

Notes payable:
   Collateralized promissory note                                 $     928,041                  $ 1,040,000
   Uncollateralized subordinated note - director                        500,000                      500,000
   Uncollateralized note to former officer                               17,640                       39,690
   Collateralized promissory note - machinery                           194,749                           -0-
------------------------------------------------------------------------------------------------------------
                                                                      1,640,430                    1,579,690
Less current maturities                                                (750,644)                    (531,690)
------------------------------------------------------------------------------------------------------------
      Total notes payable, less current maturities                $     889,786                  $ 1,048,000
============================================================================================================

The revolving line of credit provides for borrowings up to $3,700,000 based on certain asset ratios and contains financial covenants, the most restrictive of which require that the Company maintain not less than $2,150,000 of net worth plus subordinated debt. At September 30, 1997, the Company was in compliance with these covenants.

5.  LEASES

The Company has entered into an operating lease for a new building and will consolidate its operations into this facility in November 1997. The address of this location will be 1751 South 4800 West, Salt Lake City, Utah 84104. This facility is located in an industrial park and consists of over 56,000 square feet. The Company has signed a 12 year lease through October 31, 2009, with monthly lease payments of $22,586 plus taxes, insurance and maintenance.

In connection with the movement into the new building, the Company has entered into commitments for leasehold improvements, furnishings and manufacturing equipment totaling approximately $600,000. Certain of these assets will be funded by capital leases, the balance with cash.

6.  STOCKHOLDERS' EQUITY

On August 26, 1997, the Company entered into an agreement with Hubbell Incorporated (the Investor), a Connecticut corporation, which provided for the purchase of shares of common stock. The Company sold to the Investor 1,054,044 shares (20% after investment) shares of its common stock at a price of $1 11/16 per common share, for a net purchase price of $1,695,356. Proceeds from this transaction were used to reduce the Company's revolving line of credit and accounts payable, purchase fixed assets and increase working capital.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

General:

The following discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere herein.

Results of Operations:

Net Sales for the three months ended September 30, 1997, increased by $632 thousand (18%) compared to the three months ended September 30, 1996. Net sales for the six months ended September 30, 1997 increased by almost $1.2 million (17%) over the same period in 1996. Revenue consists primarily of plug-in and hardwire product sales, as follows:

      Plug-in product revenue increased for the three months ended September 30, 1997, by $187 thousand over the same period of 1996. This increase is due to (1) a rebound in Government sales to the Federal Government over the prior year and (2) continued increase of the Private Label/OEM revenue attributable to three new OEM customers.

      Hardwire product revenue increased by $445 thousand for the period ended September 30, 1997 compared to the same period ended September 30, 1996. This increase is due to (1) increasing growth in the Company's bid-spec and utility businesses, and continued growth in international sales, primarily in Latin America and Asian countries, as well as through the Company's European joint venture headquartered in Barcelona, Spain.

Gross Profit on sales for the three months ended September 30, 1997, increased by $191 thousand (16%) compared to the three months ended September 30, 1996. Gross profit for the six months ended September 30, 1997 was $389 thousand (17%) higher compared to gross profit for the six months ended September 30, 1996. These increases are due to the significant increases in revenue compared to the same periods in 1996. Gross margin as a percentage of sales was virtually unchanged.

Operating Expenses for the three months ended September 30, 1997 increased by $44 thousand (4%), compared to the three months ended September 30, 1996. This is the first comparative quarter to quarter operating expense increase since June 1995, due to a continual effort over the last two years to reduce expenses while increasing sales. Operating expenses for the six months ended September 30, 1997 increased by $11 thousand as compared to the same period in 1996. The changes in operating expenses are described below:

      Sales and marketing expenses decreased $23 thousand for the three months ended September 30, 1997 as compared to the same period ended September 30, 1996 due to a decrease in promotional expenses.

      As reported in the March 31, 1997 annual report, the Company discontinued the Network Response Systems (NRS) business group. The Company incurred no expenses related to the NRS business group as compared to $23 thousand incurred during the three months ended September 30, 1996.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations, continued

      Research and development expenses increased $74 thousand for the three months ended September 30, 1997, as compared to the same period ended September 30, 1996. The Company has incurred significant expense related to the development of a new hardwire product line. This increase in costs is expected to continue through the third quarter and decrease in the fourth quarter. The Company is also incurring expenses for re-certification of all existing products to new UL standards.

      General and administrative expenses increased slightly for the three months ended September 30, 1997 as compared to September 30, 1996 as a result of fluctuations in several areas.

Net Earnings for the three months ended September 30, 1997, increased to $90 thousand, an increase of $103 thousand compared to a net loss of $13 thousand for the three months ended September 30, 1996. These changes resulted from improvements in revenue and gross profit offset by a slight increase in operating expenses. Net earnings for the six months ended September 30, 1997 increased to $133 thousand, an improvement of $334 thousand compared to a net loss of $201 for the same period ended in 1996.

Liquidity and Capital Resources:

Cash Flows Used In Operating Activities for the six months ended September 30, 1997 resulted in a net use of cash of $640 thousand compared to $81 thousand used in the three months ended September 30, 1996. The items that influenced this increase are described below:

      Receivables increased by $250 thousand (8%) net of bad debt allowance as a result of significant increases in sales.

      Inventories increased by $668 thousand (25%). A portion of this increase is related to increasing sales. In addition, the Company has purchased inventory to support expected increases in sales activity in the third quarter for two large customers. The Company has also continued to place raw material orders for larger quantities to obtain better pricing.

      Accounts payable decreased by $279 thousand during the first six months of fiscal 1998. The Company has continued to improve its position with suppliers due, in part, to the proceeds from the sale of common stock received during the second quarter of fiscal 1998 and is beginning to take discounts on various accounts. The Company has maintained adequate relationships with its suppliers and remains on "open account" with all significant vendors.

      Accrued liabilities increased $394 thousand for the period ended September 30, 1997. This increase is due to increases in incentive compensation related to profitability, payroll and fringe benefits, building property taxes, personal property taxes and accrued payables of inventory which are affected by timing of actual payments made.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations, continued

Cash Flows used in Investing Activities increased for the six months ended September 30, 1997 by $336 thousand compared to the six months ended September 30, 1996, primarily as a result of an investment in a state of the art axial component insertion machine in the first quarter and tooling purchases for new products. The axial machine replaced an existing machine and will improve capacity and productivity of the Company's circuit board assembly operation.

Cash Flows provided by Financing Activities increased by $901 thousand for the six months ended September 30, 1997 compared to the six months ended September 30, 1996. The largest portion of this increase is due to the sale of common stock to an outside Investor (See Note 6 to the Financial Statements). A smaller portion of the increase is due to a note in the amount of $205,000 incurred to finance the insertion machine described above. These were offset by repayments of notes payable of $144 thousand and the revolving line of credit of $610 thousand.

Factors Affecting Future Results:

The Company has generated net earnings for the current quarter and year to date and has received a significant equity capital infusion (See Note 6 to the financial statements). Based on expected future revenues, management believes it can fund its operations from internally generated cash flows. Management's expectations are subject to risks and uncertainties that include, but are not limited to, the Company's dependence on several key customers.

The Company has entered into an operating lease for a new building and will consolidate its operations into this facility in November 1997 (see Footnote 5). The Company has been preparing for this move for quite some time and has been accruing expected moving costs over a period of several months. The Company expects to minimize the impact of these moving expenditures on third quarter earnings.

This Form 10-QSB contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

                           PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

      A)   Exhibits.

           Exhibit 11 - Computation of Earnings Per Share
           Exhibit 27 - Financial Data Schedule


      B) Reports on Form 8-K.

           None.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   EFI ELECTRONICS CORPORATION
                                   (Registrant)


Date: November 12, 1997

                                   /s/ Richard D. Clasen
                                   ---------------------
                                   Richard D. Clasen
                                   Chief Executive Officer, President and
                                   Director (Principal Executive Officer)



                                   /s/ David G. Bevan
                                   ------------------
                                   David G. Bevan
                                   Chief Financial Officer, Executive Vice
                                   President & Secretary (Principal
                                   Financial Officer)