Form 10QSB
period 1997-12-31
EFI ELECTRONICS CORP
filed 1998-02-18
CIK 785970

FORM 10-QSB


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark one)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended December 31, 1997


     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

                        Commission file number: 0-15967

                          EFI ELECTRONICS CORPORATION
       (Exact name of small business issuer as specified in its charter)

                 Delaware                                75-2072203
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                 Identification Number)

            1751 South 4800 West, Salt Lake City, Utah 84104
                (Address of principal executive offices)

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

         Number of shares of the registrant's common stock outstanding at February 13, 1998: 5,494,484

INDEX TO FORM 10-QSB



PART I    FINANCIAL INFORMATION                                       PAGE


      Item 1.  Financial Statements

           Balance Sheets as of December 31, 1997 (Unaudited)  and
            March 31, 1997 ............................................  3

           Statements of Earnings for the three months
            ended December 31, 1997 and 1996 (Unaudited)...............  4

           Statements of Earnings for the nine months
             ended December 31, 1997 and 1996 (Unaudited)..............  5

           Statements of Cash Flows for the nine months
            ended December 31, 1997 and 1996 (Unaudited)...............  6

           Notes to Financial Statements (Unaudited).................7 - 8


      Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations..............................................9 - 11


PART II   OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K........................ 12

      Signatures....................................................... 12

                     PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

------------------------------------------------------------------------------------------------------------

BALANCE SHEETS
                                                              DECEMBER 31, 1997               MARCH 31, 1997
                                                                    (Unaudited)                (as Restated)

ASSETS
Current assets:

      Cash and cash equivalents                              $            7,287               $       10,123
      Receivables                                                     3,416,461                    3,010,255
      Inventories                                                     3,894,878                    2,674,607
      Prepaid expenses                                                  175,314                       42,791
------------------------------------------------------------------------------------------------------------
           Total current assets                                       7,493,940                    5,737,776

Property - net                                                        2,396,612                    1,658,901
Investment in joint venture                                             141,875                      209,219
Other assets                                                             63,435                       88,872
------------------------------------------------------------------------------------------------------------
           Total assets                                          $   10,095,862                 $  7,694,768
============================================================================================================


LIABILITIES
Current liabilities:
      Revolving line of credit                                      $ 3,395,148                  $ 3,198,381
      Current maturities of notes payable                               587,414                      531,690
      Current maturities of capital lease obligations                    99,912                           -0-
      Accounts payable                                                  997,341                    1,142,637
      Reserve for customer warranty                                     246,420                      293,992
      Accrued income taxes payable                                           -0-                     113,309
      Accrued liabilities                                               792,701                      354,958
------------------------------------------------------------------------------------------------------------
           Total current liabilities                                  6,118,936                    5,634,967
Capital lease obligations, less current maturities                      267,437                           -0-
Notes payable, less current maturities                                  832,551                    1,048,000
------------------------------------------------------------------------------------------------------------
           Total liabilities                                          7,218,924                    6,682,967
------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
      Common stock                                                          528                          422
      Additional paid-in capital                                      2,625,962                      926,925
      Retained earnings                                                 460,448                      294,454
------------------------------------------------------------------------------------------------------------
                                                                      3,086,938                    1,221,801
      Less:Stock subscriptions and notes receivable
              from management                                          (210,000)                    (210,000)
------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                 2,876,938                    1,011,801
------------------------------------------------------------------------------------------------------------
           Total liabilities and stockholders' equity              $ 10,095,862                  $ 7,694,768
============================================================================================================


                      See notes to financial statements.



STATEMENTS OF EARNINGS (Unaudited)

For the three months ended December 31,                                    1997                         1996
------------------------------------------------------------------------------------------------------------

Net sales                                                           $ 4,248,981                  $ 3,613,694
Cost of sales                                                         2,699,293                    2,508,439
------------------------------------------------------------------------------------------------------------
     Gross profit                                                     1,549,688                    1,105,255
------------------------------------------------------------------------------------------------------------
Operating expenses:
      Selling, general and
           administrative                                             1,028,230                      883,408
      Research and development                                          236,108                      130,850
------------------------------------------------------------------------------------------------------------
           Total operating expenses                                   1,264,338                    1,014,258
------------------------------------------------------------------------------------------------------------
Earnings from operations                                                285,350                       90,997
Other income/(expense):
      Equity/(loss) in earnings of joint venture                        (79,375)                      25,875
      Interest expense                                                 (135,522)                    (115,506)
      Other, net                                                        (37,765)                          81
------------------------------------------------------------------------------------------------------------
           Total other expense                                         (252,662)                     (89,550)
------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                             32,688                        1,447
Income taxes                                                                 -0-                          -0-
------------------------------------------------------------------------------------------------------------
     Net earnings                                                   $    32,688               $        1,447
============================================================================================================

Earnings per common and common
     equivalent share                                             $        0.01              $          0.00
============================================================================================================

Weighted average common and common
     equivalent shares outstanding                                    5,273,096                    4,213,674
============================================================================================================


                      See notes to financial statements.



STATEMENTS OF EARNINGS (Unaudited)

For the nine months ended December 31,                                     1997                         1996
------------------------------------------------------------------------------------------------------------

Net sales                                                          $ 12,079,263                 $ 10,282,056
Cost of sales                                                         7,741,446                    6,833,501
------------------------------------------------------------------------------------------------------------
     Gross profit                                                     4,337,817                    3,448,555
------------------------------------------------------------------------------------------------------------
Operating expenses:
      Selling, general and
           administrative                                             3,104,695                    3,007,218
      Research and development                                          605,811                      386,367
------------------------------------------------------------------------------------------------------------
           Total operating expenses                                   3,710,506                    3,393,585
------------------------------------------------------------------------------------------------------------
Earnings from operations                                                627,311                       54,970
Other income/(expense):
      Equity in earnings of joint venture                                23,375                       77,625
      Interest expense                                                 (398,892)                    (333,330)
      Other, net                                                        (85,800)                       1,632
------------------------------------------------------------------------------------------------------------
           Total other expense                                         (461,317)                    (254,073)
------------------------------------------------------------------------------------------------------------
Earnings/(loss) before income taxes                                     165,994                     (199,103)
Income taxes                                                                 -0-                          -0-
------------------------------------------------------------------------------------------------------------
Net earnings/(loss)                                                 $   165,994                  $  (199,103)
============================================================================================================

Earnings/(loss) per common and common
     equivalent share                                             $        0.04               $        (0.05)
============================================================================================================

Weighted average common and common
     equivalent shares outstanding                                    4,704,084                    3,684,219
============================================================================================================



                      See notes to financial statements.



STATEMENTS OF CASH FLOWS (Unaudited)

For the nine months ended December 31,                                     1997                         1996
------------------------------------------------------------------------------------------------------------

Cash flows provided from operating activities:
      Net earnings (loss)                                           $   165,994                  $  (199,103)
      Adjustments to reconcile net earnings/(loss) to net cash
       provided by/(used in) operating activities:
           Depreciation                                                 442,657                      523,878
           Amortization                                                  40,497                       75,539
           Equity in earnings of joint venture                          (23,375)                     (77,625)
           Changes in operating assets and liabilities:
                Receivables                                            (406,206)                    (148,975)
                Inventories                                          (1,220,271)                    (342,696)
                Prepaid expenses                                       (173,020)                     (52,107)
                Other assets                                             25,437                        7,036
                Accounts payable                                       (145,296)                      49,193
                Reserve for customer warranty                           (47,572)                    (106,491)
                Accrued income taxes payable                           (113,309)                          -0-
                Accrued liabilities                                     437,743                       61,906
------------------------------------------------------------------------------------------------------------
           Net cash used in operating activities                     (1,016,721)                    (209,445)
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                             (761,601)                    (317,372)
      Distribution from joint venture                                    90,719                           -0-
------------------------------------------------------------------------------------------------------------
           Net cash used in investing  activities                      (670,882)                    (317,372)
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net borrowings under revolving line of credit                     196,767                      133,154
      Principal payments under notes payable                           (364,725)                    (102,200)
      Proceeds from borrowings under notes payable                      205,000                           -0-
      Principal payments under capitalized lease obligations            (51,418)                          -0-
      Proceeds from exercise of stock options                             3,787                           -0-
      Proceeds from issuance of common stock                          1,695,356                      498,500
------------------------------------------------------------------------------------------------------------
           Net cash provided by  financing activities                 1,684,767                      529,454
------------------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents                     (2,836)                       2,637
Cash and cash equivalents at beginning of period                         10,123                        8,518
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $       7,287                 $     11,155
============================================================================================================

Supplemental  disclosures of cash flow information:
      Cash paid during the period for:
           Income taxes                                            $    113,309                $          -0-
           Interest                                                $    402,991                $     321,451
============================================================================================================

Supplemental disclosures of non-cash investing and financing activities:
      Subordinated debt plus accrued interest exchanged for
              455,423 shares of common stock                       $         -0-               $     521,834
============================================================================================================

Supplemental disclosures of capitalized lease obligations:
           Capitalized lease obligations                           $    418,767                $          -0-
============================================================================================================

                      See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
In the opinion of management, the accompanying financial statements contain adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of EFI Electronics Corporation (the "Company") as of December 31, 1997 and March 31, 1997, and the results of its operations and its cash flows for the nine months ended December 31, 1997 and 1996. The results of operations for the three and nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

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

1.  RECEIVABLES

Receivables consist of the following:
                                                               December 31,1997               March 31, 1997
                                                                    (Unaudited)
------------------------------------------------------------------------------------------------------------

Trade and other receivables                                         $ 2,914,667                  $ 3,124,292
Receivable from joint venture                                           534,902                      234,340
------------------------------------------------------------------------------------------------------------
                                                                      3,449,569                    3,358,632
Allowance for doubtful accounts                                         (33,108)                    (348,377)
------------------------------------------------------------------------------------------------------------
Total Receivables                                                   $ 3,416,461                  $ 3,010,255
============================================================================================================



2.  INVENTORIES

Inventories consist of the following:
                                                              December 31, 1997               March 31, 1997
                                                                    (Unaudited)
------------------------------------------------------------------------------------------------------------
Raw materials                                                       $ 2,356,533                  $ 1,367,125
Work-in-process                                                         651,442                      498,178
Finished goods                                                          886,903                      809,304
------------------------------------------------------------------------------------------------------------
Total                                                               $ 3,894,878                  $ 2,674,607
============================================================================================================


3.  NET EARNINGS (LOSS) PER COMMON SHARE

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 128, "Earnings per Share." SFAS 128 is effective for financial statements for periods ending after December 15, 1997, and requires companies to report both basic and diluted earnings per share. Basic earnings per share does not include the addition of common stock equivalents to the shares outstanding. Diluted earnings per share requires the addition of common stock equivalents to the shares outstanding. Average shares outstanding is the denominator used in basic earnings per share calculations. Accordingly, basic earnings per share will be higher than diluted earnings per share. This statement replaces Accounting Principles Board (APB) 15. The effect of adopting SFAS 128 will not materially effect the Company's earnings per share.

NOTES TO FINANCIAL STATEMENTS - Continued (Unaudited)

4.  REVOLVING  LINE OF  CREDIT,  CAPITAL  LEASE  OBLIGATIONS  AND NOTES
PAYABLE

At December 31 and March 31, 1997, notes payable and revolving line of credit, the carrying value of which approximates fair value, consisted of the following:


                                                              December 31, 1997               March 31, 1997
                                                                    (Unaudited)
------------------------------------------------------------------------------------------------------------
Revolving line of credit                                           $  3,395,148                  $ 3,198,381
============================================================================================================

Capitalized lease obligations                                     $     367,349                  $        -0-
Less current maturities                                                 (99,912)                          -0-
------------------------------------------------------------------------------------------------------------
Capitalized lease obligations (less current maturities)           $     267,437$                          -0-
============================================================================================================

Notes payable:
   Collateralized promissory note                                 $     881,057                  $ 1,040,000
   Uncollateralized subordinated note - director                        350,000                      500,000
   Uncollateralized note to former officer                                4,410                       39,690
   Collateralized promissory note - machinery                           184,498                           -0-
------------------------------------------------------------------------------------------------------------
                                                                      1,419,965                    1,579,690
Less current maturities                                                (587,414)                    (531,690)
------------------------------------------------------------------------------------------------------------
      Total notes payable, less current maturities                $     832,551                  $ 1,048,000
============================================================================================================


The revolving line of credit provides for borrowings up to $3,700,000 based on certain asset ratios and contains financial covenants, the most restrictive of which require that the Company maintain not less than $2,150,000 of net worth plus subordinated debt. At December 31, 1997, the Company was in compliance with these covenants.

5.  LEASES

The Company entered into an operating lease for a new building and consolidated its operations into this facility in November 1997. The address of this location is 1751 South 4800 West, Salt Lake City, Utah 84104. This facility is located in an industrial park and consists of over 56,000 square feet. The Company has signed a 12 year lease through October 31, 2009, with monthly lease payments of $22,586 plus taxes, insurance and maintenance.

6.  SUBSEQUENT EVENTS

On January 1, 1998, the Company completed the acquisition of 50% of the outstanding shares of EFI Electronics Europe SL, a Spanish Company having its principal place of business in Barcelona, Spain ("EFI Spain"). The Company owned the remaining 50% of the shares of EFI Spain prior to the acquisition. EFI Spain was a joint venture between the Company and third parties which was organized to engage in European distribution of the products of the Company.

The purchase price for the shares was $400,000 U.S., subject to adjustment based upon final audited statements of EFI Spain, and 220,000 shares of the Company's Common Stock. The purchase price and number of shares offered was determined through arms'-length negotiations conducted by principals of the Company and the principal shareholder of EFI Spain. There was no material relationship between the shareholders of EFI Spain and the Company or any of its affiliates, any director or officer of the Company, or any associate of any such director or officer.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

General:

The following discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere herein.

Results of Operations:

Net Sales for the three months ended December 31, 1997, increased by $635 thousand (18%) compared to the three months ended December 31, 1996. Net sales for the nine months ended December 31, 1997 increased by approximately $1.8 million (17%) over the same period in 1996. These increases are due to (1) increasing growth in the Company's bid-spec and utility businesses, (2) continued growth in international sales, and (3) growth in government sales. Electrical distribution and private label channel sales were slightly lower than in previous periods.

Gross Profit on sales for the three months ended December 31, 1997, increased by $444 thousand (40%) compared to the three months ended December 31, 1996. Gross profit for the nine months ended December 31, 1997 was $889 thousand (26%) higher compared to gross profit for the nine months ended December 31, 1996. These increases are due to the significant increases in revenue compared to the same periods in 1996. Gross profit as a percentage of sales for the three and nine months ended December 31, 1997 increased 5 and 2 percentage points, respectively, over the same periods ended in 1996 as a result of pricing adjustments with the Company's affiliate in Spain (see "Other income/expense" below).

Operating Expenses for the three months ended December 31, 1997 increased by $250 thousand (25%), compared to the three months ended December 31, 1996. Operating expenses for the nine months ended December 31, 1997 increased by $317 thousand (9%) as compared to the same period in 1996. Operating expenses as a percentage of sales for the nine months ended December 31, 1997 decreased by three percentage points as compared to the nine months ended December 31, 1996. The changes in operating expenses are described below:

      Research and development expenses increased $105 thousand for the three months ended December 31, 1997, as compared to the same period ended December 31, 1996. Research and development expenses increased $219 thousand form the nine months ended December 31, 1997 as compared to the nine months ended December 31, 1996. The Company is incurring significant expenses for re-certification of all existing products to new UL standards.

      Selling, general and administrative expenses increased $145 thousand for the three months ended December 31, 1997 as compared to December 31, 1996. Increases occurred in several categories, including travel, occupancy expense and incentive compensation. Selling, general and administrative expenses increased by $97 thousand for the nine months ended December 31, 1997 as compared to the same period ended December 31, 1996.

      Other income/(expense) for the three months ended December 31, 1997 declined $163 thousand as a result of 1) losses on the disposition of equipment and leasehold improvements related to moving the Company's facility in November and 2) reduction of year to date equity in earnings from a joint venture resulting from retroactive pricing adjustments from the Company to this affiliate in preparation for an acquisition of 100% ownership in this joint venture partner as of January 1, 1998.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations, continued

Net Earnings for the three months ended December 31, 1997, increased to $33 thousand, an increase of $32 thousand compared to net earnings of $1 thousand for the three months ended December 31, 1996. These changes resulted from improvements in revenue and gross profit offset partially by increases in operating expenses. Net earnings for the nine months ended December 31, 1997 increased to $166 thousand, an improvement of $365 thousand, compared to a net loss of $199 thousand for the same period ended in 1996.

Liquidity and Capital Resources:

Cash Flows Used In Operating Activities for the nine months ended December 31, 1997, resulted in a net use of cash of $1.0 million compared to $209 thousand used in the nine months ended December 31, 1996. The items that influenced this increase are described below:

      Receivables increased by $406 thousand (13%) net of bad debt allowance as a result of significant increases in sales and price adjustments to the Company's Spanish affiliate.

      Inventories increased by $1.2 million (46%). A portion of this increase is related to increasing sales. The balance of this increase is related to increases to support shipments in January for a new Private Label customer.

      Accounts payable decreased by $145 thousand during the first nine months of fiscal 1998. The Company has continued to improve its position with suppliers due, in part, to the proceeds from the sale of common stock received during the second quarter of fiscal 1998. The Company has maintained adequate relationships with its suppliers and remains on "open account" with all significant vendors.

      Accrued liabilities increased $438 thousand for the period ended December 31, 1997. This increase is due to increases in incentive compensation related to profitability, payroll and fringe benefits, real property taxes, personal property taxes and accrued payables of inventory which are affected by timing of actual payments made.

Cash Flows used in Investing Activities increased for the nine months ended December 31, 1997 by $354 thousand compared to the nine months ended December 31, 1996. The major reason for this increase is due to an investment in a state of the art axial component insertion machine in the first quarter and tooling purchases for new products.

Cash Flows provided from Financing Activities increased by $1.2 million for the nine months ended December 31, 1997 compared to the nine months ended December 31, 1996. The largest portion of this increase is due to the sale of common stock to an outside Investor. A smaller portion of the increase is due to a note in the amount of $205,000 incurred to finance the insertion. These were offset by repayments of notes payable of $365 thousand, capitalized lease obligations of $51 thousand and borrowings on the revolving line of credit of $197 thousand.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations, continued

Factors Affecting Future Results:

The Company has generated net earnings for the current quarter and year to date and has received a significant equity capital infusion. Based on expected future revenues, management believes it can fund its operations from internally generated cash flows. Management's expectations are subject to risks and uncertainties that include, but are not limited to, the Company's dependence on several key customers.

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


Date: February 13, 1998

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