Form 10KSB
period 1998-03-31
EFI ELECTRONICS CORP
filed 1998-06-26
CIK 785970

FORM 10-KSB
               U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


              For the Fiscal Year Ended March 31, 1998

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                                  OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to ___________

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

      Issuer's revenues for its most recent fiscal year: $ 16,372,366

Aggregate market value of the voting stock (which consists solely of shares of $.0001 par value common stock) held by non-affiliates of the registrant as of June 10, 1998, computed by reference to the closing sale price of the registrant's common stock as reported by the NASDAQ Small Cap Market on such date: $ 4,255,996

       Number of shares of the registrant's common stock outstanding at
                          June 10, 1998: 5,554,644

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement relating to the Annual Meeting of Shareholders scheduled for July 29, 1998 are incorporated by reference in Part III of this report.

                                PART I
Item 1. Business

General Development of Business

EFI Electronics Corporation ("EFI" or the "Company") was incorporated under the laws of the State of Utah on April 4, 1979, and in December 1982 began manufacturing and selling transient voltage surge suppression ("TVSS") devices which represent the Company's principal products. In June 1987, EFI merged with and into Halyx Development Company, Inc., a publicly traded Delaware corporation, which was the surviving corporation in the merger.

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

In January 1995, EFI established a new business group named Network Response Systems(TM) ("NRS") and acquired the necessary software to provide a service that monitors power and several other conditions that can exist on servers in a local area network ("LAN") system. In spite of apparent user interest, management determined that the Company did not have sufficient financial resources to develop a significant market presence in this area. The Company decided to devote its resources to increasing the TVSS part of its business.
Therefore, during the year ended March 31, 1997, in an effort to reduce operating expenses, the Company wrote off all costs associated with NRS.

In July 1993, the Company established a joint venture headquartered in Barcelona, Spain with an independent group for the purpose of developing a market for TVSS products through European distributors and machine tool manufacturers. The name of this entity is EFI Electronics Europe, S.L. As of January 1, 1998, the Company acquired 100% of the common stock of this entity and contracted with the manager of the joint venture to remain as manager of the Company's wholly owned subsidiary for a period of five years.

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

Products--The Company is presently engaged in the design, development, assembly, and marketing of TVSS devices to protect computer systems and other micro-electronic equipment. The increasing use of micro-electronic systems increases the need for surge suppression products in several markets. These markets include office products (computers, fax machines, copiers, cash registers, etc.), commercial and industrial products for medical facilities, telecommunication installations, security systems, factories, automated environments, as well as residential applications such as home theater, home office and appliances.

All EFI TVSS products are designed and manufactured to meet Underwriters Laboratories ("UL") and Canadian Standards Association ("cUL") standards for quality and safety. Several of the Company's products that are sold internationally also meet requirements for European Conformity ("CE"). EFI's basic suppression circuit was patented in 1986, with additional patents granted in 1991 and 1992. EFI's products also provide additional safety features such as thermal fusing, circuit breaker protection, and complete diagnostics.

Currently, EFI offers a broad range of TVSS products using EFI brand identification and private label marks. These products include the broad categories of plug-in and hardwired products. The Company offers three major branded product lines. These three lines of product are:

      Powertracker(R) products which include plugstrips, wall-mounted devices, data line modules and power control centers. These products offer a variety of configurations as to number of outlets, on/off switching and diagnostics that indicate reverse polarity, improper grounding and protection availability. Three different suppression levels are available to provide the protection desired. Models with telephone and coaxial line protection are also available. These products are offered in models to protect computer systems and peripherals, copiers, fax machines, DSS satellite systems, audio/visual equipment, telecommunication equipment and data lines.

      Linemaster(R) products are industrial wire-in devices that provide a full range of protection from full facility protection at the service entrance to distribution panel protection for a specific area, to electronic equipment protection at a dedicated branch panel. This product line includes both hardwire panels and smaller custom modules for use with or within specific microprocessor-based customer products.

      Titan(R) products use the same technology as upper-end Linemaster(R) products, but have significantly greater performance and optional features not offered on Linemaster(R) products. Titan(R) products are sold on a bid basis to contractors as specified by building and architectural engineers.

In addition to branded products, the Company has adapted its products for use by private label manufacturers. In some cases these products are specifically designed for such customers and are differentiated from Company branded products. Hubbell, Inc., a leading electrical and wiring device manufacturer and Thomson Consumer Electronics, using the "RCA" brand name, are examples of such customers for which the Company has designed unique products that are sold under the brand names of these companies. In addition, the Company has relationships with original equipment manufacturers ("OEM") which incorporate the Company's TVSS products directly into equipment requiring electronic protection equipment.

Competition

EFI experiences active competition in each of its TVSS product categories. However, EFI believes its extensive product lines of plug-in and hardwire products is a competitive advantage. A description of the competitive factors in each category of EFI's products is set forth below.

Plug-in Products--These products sell through a variety of distribution and OEM/Private Label channels that include value added resellers ("VAR"), office products dealers, government and retail outlets. These markets are intensely price competitive and are characterized by imported low-priced products from foreign manufacturers for resale by many large brand name companies. These companies are often engaged in the sale of a wide range of products and accessories that include TVSS. EFI believes its plug-in products' competitive advantages are product design, product performance and competitive costs through continuing cost reduction activities.

Hardwire Products--These products are sold in a wide variety of markets and to diverse customer groups including process control equipment manufacturers, government, medical equipment, modular office systems, and telecommunication equipment, electrical contractors and public utilities. Many of these products are sold through power VARs and electrical wholesalers. Many customers require custom designed products that are needed as part of the installation of their equipment. Public utilities are now selling protection devices to both home and business power users. There are a number of companies that manufacture hardwire TVSS products for these markets. However, most manufacturers compete on the basis of product performance and technical support rather than price. EFI believes its products in these markets compete favorably with respect to technical support and performance. As the market matures and pricing pressure begins to occur, the Company believes it can leverage its low cost structure gained from plug-in products to compete favorably with competitors that have much higher product costs.

Marketing

EFI delivers its products through a variety of marketing channels including national and regional distributors that service retail computer resellers and office products dealers. EFI also markets directly to private label/OEM customers and the U.S. Government. EFI's marketing strategy is to provide superior performance and features at a competitive price with aggressive product and connected equipment warranties. Following is a description of marketing strategies programs for each major TVSS channel:

      EFI brand products are sold directly to large national and regional suppliers of computers and office products. These suppliers distribute to VARs, computer and office product dealers, utilities and consumer retailers. In addition, EFI's Titan products are sold to VARs that provide solutions and support for power problems.

      Government products are sold via the General Services Administration (GSA) schedule and on a bid basis through direct sales. EFI also uses manufacturer's representatives for Government sales.

      Private Label/OEM product sales are made by direct sales to other manufacturers and product merchandisers.

Dependence on Customers

Consistent with the Company's strategy to develop large OEM/Private Label accounts, one OEM customer represented 16% of the Company's revenue in fiscal 1998. The five largest customers accounted for 44% of revenue. Management expects the number of customers representing more than 10% of Company revenue to increase. The loss or insolvency of any one or more of these customers could have a material adverse effect on the Company's results of operations. In fiscal 1997 two customers each represented 13% of the Company's revenue, one being the U.S. Government.

Patents and Trademarks

In December 1986, EFI was issued a patent related to the suppression network utilized in its plug-in and hardwire product lines. In June 1991, EFI was issued a patent on its meter base surge suppression product. In June 1992, EFI was issued a patent on the CATV circuitry that EFI has developed and uses in many of its products. In January 1996, the Company purchased rights to a patent for a system that allows replacement of suppression modules under power. In March 1998, EFI was issued a patent on a unique TVSS technology comprised of an array of varistor discs that yields significantly greater performance at similar cost but in a much smaller space than equivalent individual varistors. Each of these patents has a life of 20 years from its filing date or 17 years from issuance. EFI considers these patents to be significant and material competitive advantages. The Company also has one or more pending patent applications that will cover recently developed products if a patent issues. The Company has also registered its EFI(R) name and trademark, as well as its Sine Wave Tracker(R), Omni-Phase(R), HomeGuard(R), Mastershield(R), Powertracker(R), Titan Linemaster(R), and

Titan Surge Defender(R) trademarks, which appear on the Company's products. The trademarks are also deemed significant to EFI because of the importance of name recognition in the markets in which EFI products are sold.

Research and Development

EFI is continually engaged in the research and development of new products and refinements of existing TVSS products. The Company employs six research and development professionals. Major advances have been made to shorten the design cycle by establishing product teams made up of representatives from sales, finance, marketing, manufacturing, and engineering. These teams focus on the product step by step and make changes throughout the cycle, rather than making the changes at the end of the process. Research and development expenses for fiscal years ended March 31, 1998 and 1997 were $917,726 and $552,458, respectively. There was no customer-sponsored research and development.

Manufacturing Process

EFI's products are assembled at the Company's production facility in Salt Lake City, Utah, primarily using standard electronic components that are available from alternate sources. EFI focuses on automating the assembly process as much as possible. EFI's team approach to development is focused on creating products that are easier and less expensive to produce. EFI has not experienced serious delays or shortages in obtaining necessary components, although some components are custom designed and some components are purchased from foreign suppliers. Most components are available from alternative sources. EFI considers its relationships with suppliers to be satisfactory.

EFI maintains substantial inventories of product components in order to meet rapid delivery requirements of customers. Return of EFI branded merchandise from the customer is permitted and is subject to a 25% restocking charge. Such returns require concurrent orders of equal or greater value than the product returned. EFI's normal credit terms closely match the industry that typically extends Net 45 to Net 60 day terms. Backlog at the beginning of any given month is generally about 25% of the revenues for that month.

Employees

As of March 31, 1998, EFI employed 122 full-time people, including 21 sales and marketing personnel, 6 engineers, 81 manufacturing employees, and 14 executive and administrative personnel. In addition, EFI employs contract temporary employees to support peak activity in its manufacturing operations. EFI is not a party to any collective bargaining agreements, has not experienced any work stoppages, and has had no difficulty employing qualified people. EFI considers its employee relations to be satisfactory.

Item 2.    Properties

The Company's principal offices are located at 1751 South 4800 West, Salt Lake City, Utah 84104, telephone number (801) 977-9009. This facility is located in a light industrial park and consists of 56,000 square feet, of which approximately 11,000 square feet are used for executive and administrative offices and the balance for manufacturing, and assembly. A lease terminating in October 2009 covers this facility. Monthly lease payments are $22,586 plus taxes, insurance, and maintenance. The facilities have been renovated to specifications provided by the Company. EFI Electronics Europe, SL leases approximately 3,000 square feet of office and warehouse space in Barcelona, Spain, with monthly lease payments of $981.

Item 3.    Legal Proceedings

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

                               PART II

Item 5.    Market  for the  Registrant's  Common  Stock  and  Related
Stockholder Matters

The Company's Common Stock is traded over-the-counter and is included in the NASDAQ Small Cap Market under the symbol "EFIC." The following table shows the range of closing sale quotations for the Common Stock of the Company for the quarters indicated. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                QUARTER ENDED               LOW           HIGH
                March 31, 1998           $ 1.88         $ 2.31
                December 31, 1997          2.00           3.00
                September 30, 1997         1.50           3.38
                June 30, 1997              1.31           2.13

                March 31, 1997             1.31           2.38
                December 31, 1996          1.19           1.69
                September 30, 1996         0.94           1.38
                June 30, 1996              1.19           1.56

As of June 10, 1998, there were approximately 277 record holders of the Company's Common Stock, which number does not include shareholders whose stock is held through securities position listings.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Data

The following Selected Financial Data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and accompanying notes appearing in this report.


For the years ended March 31,                    1998             1997            1996             1995              1994
-------------------------------------------------------------------------------------------------------------------------

Consolidated Income Statement Data:
Net Sales                               $  16,372,366    $  13,759,812    $ 11,921,129    $  12,899,293    $   14,924,600
Cost of  sales                             10,717,325        9,235,554       8,173,468        9,271,371         9,930,209
Gross profit                                5,655,041        4,524,258       3,747,661        3,627,922         4,994,391
Operating expenses                          4,944,065        4,685,190       5,197,363        6,457,581         5,587,016
Earnings/(loss) from operations               710,976         (160,932)     (1,449,702)      (2,829,659)         (592,625)
Other expense, net                           (607,173)        (302,491)       (296,034)        (416,029)          (65,426)
Earnings/(loss) before income taxes           103,803         (463,423)     (1,745,736)      (3,245,688)         (658,051)
Benefit from/(provision for) income taxes     (29,400)         (33,895)        (75,000)         445,111           327,826
-------------------------------------------------------------------------------------------------------------------------
Net earnings/(loss)                     $      74,403    $    (497,318)   $ (1,820,736)   $  (2,800,577)   $     (330,225)
=========================================================================================================================
Net earnings/(loss) per share
     Basic                              $        0.02    $       (0.13)   $      (0.58)   $       (1.04)   $       (0.12)
     Diluted                            $        0.01    $       (0.13)   $      (0.58)   $       (1.04)   $       (0.12)
========================================================================================================================

                                                 1998             1997            1996             1995             1994
------------------------------------------------------------------------------------------------------------------------

Consolidated Balance Sheet Data:
Working capital (deficit)               $     979,234    $     102,809    $   (273,142)   $   2,536,760    $   4,930,967
Total assets                               10,794,866        7,694,768       7,304,321        8,608,303        9,170,972
Long term debt                              1,248,580        1,048,000       1,540,000        3,068,711        2,639,905
Total liabilities                           7,710,589        6,682,967       6,818,187        6,416,978        4,514,952
Stockholders' equity                        3,084,277        1,011,801         486,134        2,191,325        4,656,020
Current ratio                               1.15 to 1        1.02 to 1       0.95 to 1        1.76 to 1         4.0 to 1
Total liabilities to net worth               2.5 to 1         6.6 to 1       14.0 to 1         2.9 to 1         .97 to 1


Consolidated Results of Operations:

The following table sets forth certain operational data as a percentage of sales
for the past two fiscal years:                  1998             1997
---------------------------------------------------------------------
Net sales                                     100.00%          100.00%
Cost of sales                                  65.46            67.12
---------------------------------------------------------------------
Gross profit                                   34.54            32.88
Operating expenses                             30.20            34.05
---------------------------------------------------------------------
Earnings/(loss) from operations                 4.34            (1.17)
Other expense, net                             (3.71)           (2.20)
---------------------------------------------------------------------
Earnings/(loss) before income taxes             0.63            (3.37)
Income taxes                                   (0.18)           (0.24)
---------------------------------------------------------------------
Net earnings/(loss)                             0.45%           (3.61)%
=====================================================================

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Net Sales for the year ended March 31, 1998, increased by $2.6 million (19%) compared to the prior year. This increase in revenue is a result of the Company's focus on expanding its international and utility markets. In addition, the Company experienced strong growth in government business.

Revenue from international customers increased by $1.3 million in fiscal year 1998 as compared to the prior year. This increase was evenly spread across Asian, Latin American and European customers. With the acquisition of 50% of the ownership not previously held by the Company in EFI Electronics Europe, SL, a Spanish entity, as of January 1, 1998, revenue from international customers is expected to continue increasing substantially and become a significant portion of the Company's business. As a result of the economic conditions in Asia, management expects existing business in this area to be stable or slightly down in the short term; however, new opportunities should cause this geographical area to continue to grow.

Sales to utility-based distributors increased by $700 thousand from year to year. Several utility companies launched non-power, revenue-generating programs during 1998. TVSS protection for utility customers is one such program that utilities are focusing on. Although such programs may have significant long-term potential, management is uncertain as to the commitment and marketing expertise that utility customers will have for such programs over time.

Government sales increased by $600 thousand as compared to the prior year. Most of this increase occurred in new, multi-year contracts for the FAA and Social Security Administration.

Distribution and OEM sales for the year increased only slightly over fiscal year 1997. As a result of a long-term supply agreement executed in August 1997, with Hubbell, Incorporated, a diversified manufacturer of electrical products, the Company ceased selling to its electrical distribution customers on January 1, 1998. The Company has given Hubbell the exclusive right to sell Company products into electrical distribution because of its significant presence in this channel. This has caused and will continue to cause a short-term decrease in revenue from this channel as Hubbell establishes its presence in electrical distribution with TVSS products.

Gross Profit on sales for the year ended March 31, 1998, increased by $1.1 million (25%) compared to the year ended March 31, 1997, relating to the corresponding increase in sales. As a percentage of sales, gross profit improved to 35% from 33% for the same periods. This margin percentage improvement was a result of significant increases in international sales, which have much higher than average margins. In addition, the mix of government sales shifted toward hardwire products, which also have greater than average margins.

Operating Expenses increased by $259 thousand during the 1998 fiscal year compared to the year ended March 31, 1997. Research and development costs increased by $365 thousand for the current fiscal year. Effective February 15, 1998, Underwriters Laboratories implemented a new standard for TVSS products, with which the Company must comply. As of the date of this report, the Company has re-certified nearly 250 variations of 50 different products. The costs for design, prototyping and fees at UL to complete this re-certification exceeded $300 thousand. Simultaneously, the Company introduced an entire new hardwire product line in conjunction with its agreement with Hubbell. This line of products includes six new product categories.

Selling, general and administrative costs increased by $88 thousand over the prior year. This increase was the result of several factors. During the year, the Company
       - relocated and consolidated its facilities ($111 thousand)
       - relocated a key executive from Florida to Utah ($36 thousand)
       - re-established a key employee incentive program based on profitability ($ 168 thousand)

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

These increases were offset by decreases in several areas such as legal, audit, investor public relations, postage and equipment repair.

In fiscal 1997, the Company wrote off its investment in a discontinued software activity in the amount of $135 thousand. This unusual item did not recur in fiscal 1998.

Bad debt provision decreased $59 thousand in the current year as compared to the prior year. In fiscal 1997, a significant customer declared bankruptcy, which caused the Company to increase its reserve requirement. During the current fiscal year, the Company experienced only minor losses from customer collections.

Other Income/Expense increased to $(607) thousand for the year ended March 31, 1998 compared to $(302) thousand for the year ended March 31, 1997. This increase was the result of an increase in interest expense ($154 thousand) and a reduction in equity in earnings of joint venture ($156 thousand) related to the acquisition of EFI Electronics Europe, SL.

Net Earnings of $74 thousand in the current year is a $572 thousand improvement from the net loss of $497 thousand incurred in the year ended March 31, 1997. This improvement resulted from an increase in gross profit of $1.1 million offset by a $259 thousand increase in operating expenses and an increase in other expenses of $305 thousand. In the fourth quarter of the current fiscal year, the Company experienced a loss of $91 thousand. This is not necessarily indicative of a reversal of the earnings trend experienced in the first three quarters of the current year. As discussed above, expenses required to comply with a new UL standard significantly impacted the Company's performance during the fourth quarter. The majority of these expenses occurred in the fourth quarter and are not expected to recur.

Liquidity and Capital Resources

Cash used in operating activities - the Company used $614 thousand cash in operating activities during fiscal 1998 compared to $1.5 million in fiscal 1997. The most significant areas that affected the use of the Company's cash for operations are described below:

      Net earnings for fiscal year 1998 improved over fiscal 1997 by $572 thousand, thereby eliminating the use of cash to fund the significant loss incurred in fiscal 1997.

      Receivables increased by $991 thousand (32%) during the current fiscal year primarily as a result of an increase in sales and the consolidation of receivables from the purchase of EFI Electronics Europe, SL. Past due accounts as a percentage of trade receivables decreased substantially during the current year as a result of aggressive collection efforts and more restrictive credit policies.

      Inventories increased by $685 thousand (26%) during fiscal 1998. This increase is related to increasing sales and the consolidation of inventory from the purchase of EFI Electronics Europe, SL.

      Accounts payable increased $453 thousand during the current fiscal year compared to a reduction of $931 thousand in accounts payable in fiscal 1997.

Cash used in investing activities was $1.0 million in the current fiscal year compared to $385 thousand in the prior year. This was primarily the result of investments in tooling for a new line of hardwire products and furnishings and leasehold improvements related to the Company's move into new facilities.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash provided by financing activities was $1.6 million in fiscal 1998 compared to $1.8 million in fiscal 1997. During the current fiscal year, the Company received $1.7 million in cash from Hubbell Incorporated in exchange for 1,054,044 shares of the Company's common stock. This infusion was coincident with execution of a long-term supply agreement with Hubbell to sell Company products into electrical distribution channels. This infusion allowed the Company to improve its working capital by nearly $1 million and to purchase tooling and other property. In addition, the Company also negotiated a note payable for the purchase of an axial tab inserter essential in maintaining the Company's market strategies.

Outlook

During fiscal 1998, the Company negotiated two long-term exclusive supply agreements with customers who are channel leaders which may generate significant revenue and income. The impact of these agreements is expected to positively affect the results of Company operations beginning in fiscal year 1999, since both of these companies have significant access to TVSS markets. In addition, during fiscal 1998 the Company received a cash infusion of $1.7 million from Hubbell that improved its working capital position and allowed completion of tooling and other investments to support expansion of the Company's product lines. Relationships with suppliers and lenders are presently satisfactory. Management believes the Company can fund its operations during fiscal 1999 from financing arrangements in place and internally generated cash flows.

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

The Company has addressed issues regarding Year 2000 (Y2K) compliance. The Company's current software information systems are not Y2K compliant. However, the Company has contracted with a global supplier of enterprise management software to install an information system that will comply with Y2K requirements. Compliance with Y2K requirements is estimated to cost the Company $300,000 in fiscal year 1999 capital expenditures amortized over 3-7 years. In addition, significant internal resources will be diverted to this project for a period of 9-12 months. These costs are not expected to have a material effect on the Company in any given period. Implementation of this system is expected to be complete by December 1998. During fiscal year 1998, the Company also evaluated its computer and telecommunications hardware for Y2K compliance and has upgraded all of its systems to be compliant. In addition, the Company has taken steps to ensure that its banking and lending relationships are with Y2K compliant financial institutions. During fiscal 1999, the Company will work with its major customers and suppliers to ensure that Y2K compliance issues will not interrupt the normal activities supported by these relationships.

Item 7. Financial Data

              Index to Consolidated Financial Statements

    Item                                  Page      Item                                     Page
    Report of Independent Accountants       11      Statements of Cash Flows              14 - 15
    Statements of Operations                12      Statements of Stockholders' Equity         16
    Balance Sheets                          13      Notes to Financial Statements         17 - 24




                  Report of Independent Accountants

To the Stockholders and Board of Directors of EFI Electronics Corporation:

We have audited the accompanying consolidated balance sheets of EFI Electronics Corporation and Subsidiary as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EFI Electronics Corporation and Subsidiary as of March 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Grant Thornton LLP

Salt Lake City, Utah
May 15, 1998

Consolidated Statements of Operations


For the years ended March 31,                                              1998                1997     Notes
-------------------------------------------------------------------------------------------------------------

Net sales                                                         $  16,372,366        $ 13,759,812      1,12
Cost of sales                                                        10,717,325           9,235,554
-------------------------------------------------------------------------------------------------------------
Gross profit                                                          5,655,041           4,524,258
-------------------------------------------------------------------------------------------------------------
Operating expenses:
      Selling, general and  administrative                            4,006,339           3,918,240
      Research and development                                          917,726             552,458         1
      Unusual item                                                           -0-            135,375         8
      Bad debts                                                          20,000              79,117         2
-------------------------------------------------------------------------------------------------------------
      Total operating expenses                                        4,944,065           4,685,190
-------------------------------------------------------------------------------------------------------------
Earnings / (loss) from operations                                       710,976            (160,932)
Other income/(expense):
      Equity in (loss) / earnings of joint venture                       (3,936)            151,818        14
      Other, net                                                          4,858                 106
      Interest expense                                                 (608,095)           (454,415)      5,6
-------------------------------------------------------------------------------------------------------------
                                                                       (607,173)           (302,491)
-------------------------------------------------------------------------------------------------------------
Earnings/(loss) before income taxes                                     103,803            (463,423)

Provision for income taxes                                              (29,400)            (33,895)      1,9
-------------------------------------------------------------------------------------------------------------
Net earnings/(loss)                                               $      74,403        $   (497,318)    11,15
=============================================================================================================

Earnings/(loss) per share:

     Basic                                                        $        0.02        $      (0.13)  1,11,16
     Diluted                                                               0.01               (0.13)  1,11,16
=============================================================================================================

Weighted average shares outstanding:

     Basic                                                            4,903,596           3,815,016      1,11
     Diluted                                                          5,104,420           3,815,016      1,11
=============================================================================================================













    The accompanying notes are an integral part of these financial statements

Consolidated Balance Sheets



As of March 31,                                                            1998                1997     Notes
-------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                       $       9,566        $     10,123
  Receivables                                                         3,981,682           3,010,255       2,6
  Inventories                                                         3,359,178           2,674,607       3,6
  Prepaid expenses                                                       90,817              42,791
-------------------------------------------------------------------------------------------------------------
      Total current assets                                            7,441,243           5,737,776
-------------------------------------------------------------------------------------------------------------
Property - net                                                        2,539,290           1,658,901       4,6
Other assets:
  Investment in EFI Electronics Europe                                       -0-            209,219        14
  Goodwill                                                              752,203                  -0-     1,14
  Other assets                                                           62,130              88,872
-------------------------------------------------------------------------------------------------------------
      Total other assets                                                814,333             298,091
-------------------------------------------------------------------------------------------------------------
          Total assets                                            $  10,794,866        $  7,694,768
=============================================================================================================

Liabilities
Current liabilities:
  Revolving line of credit                                        $   3,472,935        $  3,198,381         6
  Current maturities of capital lease obligations                       159,242                  -0-        5
  Current maturities of notes payable                                   681,690             531,690         6
  Accounts payable                                                    1,595,440           1,142,637
  Reserve for customer warranty                                         258,405             293,992         1
  Accrued income taxes payable                                               -0-            113,309         9
  Accrued liabilities                                                   294,297             354,958
-------------------------------------------------------------------------------------------------------------
      Total current liabilities                                       6,462,009           5,634,967
Long-term liabilities:
  Capital lease obligations, less current maturities                    353,498                  -0-        5
  Notes payable, less current maturities                                895,082           1,048,000         6
-------------------------------------------------------------------------------------------------------------
      Total long-term liabilities                                     1,248,580           1,048,000
-------------------------------------------------------------------------------------------------------------
          Total liabilities                                           7,710,589           6,682,967
Commitments                                                                   -                   -       5,7

Stockholders' Equity
Common stock, $.0001 par value; 20,000,000 shares
   authorized; 5,504,644 and 4,216,174 shares issued
   and outstanding in 1998 and 1997, respectively                           551                 422      1,11
Additional paid-in capital                                            2,930,739             926,925
Cumulative foreign currency translation adjustment                       (5,870)                 -0-        1
Retained earnings                                                       368,857             294,454
-------------------------------------------------------------------------------------------------------------
                                                                      3,294,277           1,221,801
Less:
  Stock subscriptions and note receivable
       from management and employees                                   (210,000)           (210,000)       10
-------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                      3,084,277           1,011,801
-------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                  $  10,794,866        $  7,694,768
=============================================================================================================


   The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows


For the years ended March 31,                                              1998                1997
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings/(loss)                                            $      74,403        $   (497,318)
   Adjustments to reconcile net earnings/(loss) to net cash
    used in operating activities:
     Depreciation                                                       619,250             682,685
     Amortization                                                        46,178              60,907
     Loss on property dispositions                                      102,695                  -0-
     Provision for obsolete inventory                                    75,000              58,305
     Equity in loss/(earnings) of joint venture                           3,936            (151,818)
     Write-off NRS software asset                                            -0-            135,375
     Provision for bad debts                                             20,000              79,117
     Increase/(decrease) in cash due to change in:
        Receivables                                                    (991,427)           (436,001)
        Inventories                                                    (759,571)           (425,208)
        Prepaid expenses                                                (48,026)             (7,339)
        Accounts payable                                                452,803            (931,223)
        Accrued income taxes payable                                   (113,309)             38,309
        Reserve for customer warranty                                   (35,587)            (98,837)
        Accrued liabilities                                             (60,661)             40,350
---------------------------------------------------------------------------------------------------
        Net cash used in operating activities                          (614,316)         (1,452,696)
---------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                              (1,080,793)           (445,128)
   Purchase of EFI Electronics Europe, S.L.                            (125,000)                 -0-
   Proceeds from sale of property                                        61,896                  -0-
   Distribution from joint venture                                      147,880              60,304
   Increase in other assets                                             (19,436)                (41)
---------------------------------------------------------------------------------------------------
     Net cash used in investing activities                           (1,015,453)           (384,865)
---------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Net borrowings under line of credit                                  274,554             970,791
   Proceeds from borrowings under notes payable                         205,000             704,800
   Principal payments under capital lease obligations                   (70,697)                 -0-
   Principal payments under notes payable                              (482,918)           (337,575)
   Proceeds from issuance of common stock                             1,695,356             498,500
   Proceeds from exercise of stock options                               13,787               2,650
---------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                       1,635,082           1,839,166
---------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                  (5,870)                 -0-
---------------------------------------------------------------------------------------------------
Net (decrease)/increase in cash and cash equivalents                       (557)              1,605
Cash and cash equivalents at beginning of year                           10,123               8,518
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                          $       9,566        $     10,123
===================================================================================================


    The accompanying notes are an integral part of these financial statements.

                             -continued-

Supplemental disclosures of cash flow information:

For the years ended March 31,                   1998              1997
----------------------------------------------------------------------
   Cash paid during the year for
     Income taxes                       $    113,309     $      29,000
     Interest                                539,215           423,317
======================================================================

Supplemental schedule of non-cash investing and financing activities:

1998 The Company acquired all of the remaining outstanding shares of EFI Electronics Europe, S.L. on January 1, 1998, in exchange for $125,000 cash, notes payable of $275,000 and 220,000 shares of the Company's common stock valued at $1.34 per share. The Company recorded goodwill of $752,203 on the acquisition.

      The Company retired $602,273 of fully depreciated fixed assets.

      The Company has entered into capital lease obligations for the acquisition of equipment in the amount of $583,437.

1997 The Company issued 93,276 shares of common stock and retired 362,156 shares of treasury stock to retire subordinated debt and accrued interest in the amount of $521,835.

      The Company retired $142,776 of fully depreciated fixed assets.






















    The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Stockholders' Equity

For the years ended March 31, 1998 and March 31, 1997:


                                                               Cumulative
                                                                  Foreign                    Stock
                                                Additional       Currency            Subscriptions,
                                 Common Stock      Paid-in    Translation   Retained      and Note    Treasury Stock
                                Shares   Amount    Capital     Adjustment   Earnings    Receivable  Shares      Amount    Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at April 1, 1996     3,535,978  $ 354   $ 816,546    $       -0-  $ 791,772  $  (150,000) 362,156 $ (972,538)  $    486,134

Common stock issued to
   retire debt (455,432
   shares at $1.15 per
   share); shares removed
   from treasury stock at
   a cost of $2.69 per share    93,276      9    (450,712)           -0-         -0-          -0- (362,156)   972,538       521,835

Common stock issued for cash
  at $0.90 per share           383,334     38     344,962            -0-         -0-     (60,000)       -0-        -0-      285,000

Common stock issued for cash
  at $1.05 per share           195,686     20     205,980            -0-         -0-          -0-       -0-        -0-      206,000

Common stock issued to retire
  accounts payable debt at
  $1.39 per share                5,400      1       7,499            -0-         -0-          -0-       -0-        -0-        7,500

Exercise of stock options
  at $1.06 per share             2,500     -0-      2,650            -0-         -0-          -0-       -0-        -0-        2,650

Net loss                            -0-    -0-         -0-           -0-   (497,318)          -0-       -0-        -0-     (497,318)
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997    4,216,174    422     926,925            -0-    294,454     (210,000)       -0-        -0-    1,011,801
------------------------------------------------------------------------------------------------------------------------------------

Common stock issued for cash
  At $1.69                   1,054,044    105   1,695,251            -0-         -0-          -0-       -0-        -0-   1,695,356

Exercise of stock options at
  $1.06 per share                3,484      1       2,609            -0-         -0-          -0-       -0-         -0-       2,610

Exercise of stock options at
   $1.25 per share                 942     -0-      1,177            -0-         -0-          -0-       -0-         -0-       1,177

Exercise of stock options at
  at $1.00 per share            10,000      1       9,999            -0-         -0-          -0-       -0-         -0-      10,000

Common stock issued for
  purchase of joint venture
  at $1.34 per share           220,000     22     294,778            -0-         -0-          -0-       -0-         -0-     294,800

Foreign currency translation
  adjustment                        -0-    -0-         -0-       (5,870)         -0-          -0-       -0-         -0-      (5,870)

Net earnings                        -0-    -0-         -0-           -0-     74,403           -0-       -0-         -0-      74,403
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998    5,504,644  $ 551 $ 2,930,739    $   (5,870) $  368,857   $ (210,000)       -0-   $     -0- $ 3,084,277
====================================================================================================================================





  The accompanying notes are an integral part of these financial statements.

Notes To Consolidated Financial Statements

Note 1   The Company and Summary of Significant Accounting Policies:

EFI Electronics Corporation ("EFI" or the "Company") is a Delaware corporation that manufactures and sells transient voltage surge suppression ("TVSS") products both domestically and internationally. The accounting policies of the Company conform to generally accepted accounting principles. The following is a summary of the most significant of such policies:

Principals of consolidation--On January 1, 1998, the Company purchased all of the remaining outstanding common stock of EFI Electronics Europe S.L., a company incorporated in Spain in July 1993 as a 50% owned joint venture, engaged in the sale of TVSS panel products to European distributors and machine tool manufacturers. Prior to acquiring all of the outstanding common stock, the Company's equity in earnings and investment from this operation were translated into US Dollars at the rate of exchange as of March 31, 1997 and December 31, 1997, which approximated the average rate during the year. Foreign exchange gains or losses have not been material. Beginning January 1, 1998, the financial results of this operation have been consolidated into the financial results of the Company.

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

Concentration of credit risk--The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. Cash and cash equivalents are placed with federally insured financial institutions. These balances are generally not significant since they are transferred to reduce the Company's revolving line of credit on a daily basis. The Company sells to a wide variety of customers operating in several different markets and industries including domestic companies engaged in electrical distribution, computer distribution, office products dealers, the U.S. Government and large private label accounts.

Foreign currency translation--The asset and liability accounts of EFI Electronics Europe, S.L., which were originally recorded in Spanish Pesetas, are translated for financial consolidation and reporting purposes into U.S. Dollar amounts at period-end rates of exchange. Revenue and expense accounts are translated at the average daily rates during the period. Transaction gains and losses, the amounts of which are not material, are included in other income and expense. Foreign currency translation adjustments are accumulated as a separate component of stockholders' equity.

Goodwill--The excess cost of subsidiary stock over book value is being amortized by the straight-line method over a period of seven years. The Company reviews goodwill annually to assess recoverability. Impairment would be recognized in operating results if expected future operating undiscounted cash flows of the acquired subsidiary are less than the carrying value of goodwill.

Estimates--The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.
Item 7. Financial Data (continued)

Note 1   The Company and Summary of Significant  Accounting Policies
(continued)

Research and development--The Company conducts research and development to develop new products or product improvements not directly related to a specific project. Research and development costs have been charged to expense as incurred.

Common stock-- The Company follows the practice of recording amounts received upon the exercise of options by crediting common stock and additional paid-in capital. No charges are reflected in the consolidated statements of operations as a result of the grant or exercise of stock options. The Company realizes an income tax benefit from the exercise of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in common stock and additional paid-in capital.

Earnings per share-- basic earnings per common share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the dilutive earnings per share calculation include stock options and warrants granted.

Reclassifications--Certain   reclassifications   have  been  made  to  the  1997
financial statements to conform with the 1998 presentation.

Product warranty and product returns--The Company offers replacement product warranties ranging from 5 years to lifetime. It also allows return of EFI branded product that is not obsolete for a restocking charge of up to 25%. It does not allow return of custom, OEM or private label products. In addition, the Company offers warranties on certain of its plug-in products to repair or replace equipment that is plugged into Company products that is damaged by electrical disturbances. The Company maintains warranty reserves for possible future claims arising out of each of these contingencies that are based on historical trends.

Note 2   Receivables:

At March 31, 1998 and 1997, receivables consist of the following:

                                              1998            1997
------------------------------------------------------------------
Trade and other receivables          $   4,026,047     $ 3,124,292
Receivable from joint venture                   -0-        234,340
------------------------------------------------------------------
                                         4,026,047       3,358,632
Less allowance for doubtful accounts       (44,365)       (348,377)
------------------------------------------------------------------
      Total                          $   3,981,682     $ 3,010,255
==================================================================

In 1997, the allowance for doubtful accounts increased due to the insolvency of one of the Company's large customers. As of March 31, 1997, the allowance included $317,759 for this account. During fiscal 1998, the Company wrote this account off to the allowance for doubtful accounts.

Note 3     Inventories:


At March 31, 1998 and 1997, inventories consist of the following:

                                             1998             1997
------------------------------------------------------------------
Raw materials                        $   1,842,504     $ 1,425,430
Work-in-process                            552,250         498,178
Finished goods                           1,039,424         809,304
------------------------------------------------------------------
                                         3,434,178       2,732,912
Less allowance for obsolete inventory      (75,000)        (58,305)
------------------------------------------------------------------
      Total                          $   3,359,178     $ 2,674,607
==================================================================

Note 4   Property:

At March 31, 1998 and 1997, property consisted of the following:

                                            1998           1997    Life (Years)
-------------------------------------------------------------------------------
Machinery and equipment            $   4,843,313    $ 4,058,085       3 - 10
Furniture and fixtures                   460,401        157,620       5 - 10
Leasehold improvements                    85,968        131,572       5 - 10
Software                                 222,350        191,207       3 - 5
---------------------------------------------------------------
                                       5,612,032      4,538,484
Less accumulated depreciation         (3,072,742)    (2,879,583)
---------------------------------------------------------------
Property--net                      $   2,539,290    $ 1,658,901
===============================================================

Included in the above total as of March 31, 1998, are assets with a cost of $1,502,788 which are fully depreciated and still in service. During fiscal 1998 and fiscal 1997, the Company retired assets that were fully depreciated, with a cost of $602,273 and $142,776, respectively.

Note 5     Capital Lease Obligations:

Maturities of capital lease obligations at March 31, 1998, consist of the following:

           Fiscal year ended March 31,
           ---------------------------
           1999                                       $     211,350
           2000                                             212,253
           2001                                             157,756
           2002                                              31,643
           Thereafter                                            -0-
           --------------------------------------------------------
           Total minimum lease payments                     613,002
           --------------------------------------------------------
           Less: amounts representing interest             (100,262)

           Present value of net minimum lease payments      512,740
           Less: current maturities                        (159,242)
           --------------------------------------------------------
                                                      $     353,498
           ========================================================

Included in property is $618,208 of equipment under capital leases at March 31, 1998, The related accumulated amortization is $34,930.
(None in 1997).

Note 6     Notes Payable and Revolving Line of Credit:

At March 31, 1998 and 1997, notes payable and revolving line of credit, the carrying value of which approximates fair value, consisted of the following:
                                                        1998            1997
----------------------------------------------------------------------------

Revolving line of credit                       $   3,472,935     $ 3,198,381
============================================================================

Notes payable:
  Collateralized promissory note               $     848,695     $ 1,040,000
  Uncollateralized subordinated note-director        300,000         500,000
  Collateralized promissory note-machinery           174,247              -0-
  Uncollateralized note - acquisition                253,830              -0-
  Uncollateralized note to former officer                 -0-         39,690
----------------------------------------------------------------------------
                                                   1,576,772       1,579,690
Less current maturities of notes payable            (681,690)       (531,690)
----------------------------------------------------------------------------
Total notes payable less current maturities    $     895,082     $ 1,048,000
============================================================================

The revolving line of credit in place at March 31, 1998, provides for borrowings up to $3,700,000 collateralized by accounts receivable and inventories. Interest is payable monthly at a rate of prime (8.50% as of March 31, 1998) plus 2.5%. Principal payments are made as cash is received from customers for accounts receivable. Borrowings are based on formulas involving balances of accounts receivable, inventories and certain ineligible amounts. The line of credit agreement expires in March 2000.

At March 31, 1998, the revolving line of credit contains certain financial covenants, including, but not limited to, provisions that the Company maintain certain levels of net worth, achieve certain results of operations, meet certain financial ratios, and restrict the amount of capital expenditures. At times throughout the year, including March 31, 1998, the Company has been in violation of certain of these covenants. The Company has received appropriate waivers for all covenants in violation pertaining to this line of credit.

The collateralized promissory note is collateralized by the Company's property. Interest is payable monthly at a rate of prime (8.50% as of March 31, 1998) plus 0.75%. The total monthly payment (principal and interest) equals $23,500. The balance of the note is due October 1, 2001.

The uncollateralized promissory note-director is payable to a major shareholder and director of the Company. Interest is at a rate of 12% per annum. Interest is paid monthly, with scheduled principal payments made once a quarter. All unpaid principal and interest are due on March 31, 1999. The note is subordinated to the revolving line of credit.

The collateralized promissory note-machinery is collateralized by manufacturing equipment. Interest is payable monthly at a rate of prime (8.50% as of March 31, 1998) plus 2.5%. Principal payments of $3,417 are made monthly. The balance of the note is due March 31, 2000.

The uncollateralized promissory note-acquisition is payable to the previous 50% owner of EFI Electronics Europe, S.L. Interest is at a rate of prime (8.50% as of March 31, 1998). Principal and interest payments of $12,500 are made monthly. The balance of the note is due December 31, 1999.

The uncollateralized note to former officer was issued in September 1994, in the amount of $117,250 in exchange for an agreement not to compete. The note does not provide for any interest. It was fully paid during fiscal year 1998.

Minimum principal payments on notes payable are as follows:
                Fiscal year ending March 31,
                1999               $     681,690
                2000                     484,781
                2001                     251,762
                2002                     158,539
                Thereafter                    -0-
                --------------------------------
                 Total              $  1,576,772
                ================================

Note 7   Lease Obligations:

The Company leases its principal facilities in the U.S. and Spain through October 2009 and December 2002, respectively. Monthly lease payments are $23,567 plus taxes, insurance and maintenance. Rental expense for 1998 and 1997 was $268,155 and $184,656, respectively.

Note 8   Unusual Item

In January 1995, EFI established a new business group named Network Response Systems(TM) ("NRS") and acquired the necessary software to provide a service that monitors power and several other conditions that can exist on servers in a local area network ("LAN") system. In spite of apparent user interest, management determined that the Company did not have sufficient financial resources to develop a significant market in this area. The Company decided to devote greater emphasis on increasing the TVSS part of its business. Therefore, during the year ended March 31, 1997, in an effort to reduce operating expenses the Company wrote off all costs associated with NRS, including the unamortized software costs in the amount of $135,375.

Note 9   Income Taxes:

The (provision for)/ benefit from income taxes for the years ended March 31, 1998 and 1997, consisted of the following:
                                                          1998             1997
                                                 -------------     ------------
Current
   Federal                                      $           -0-   $     (33,895)
   State                                                (7,197)              -0-
   Foreign                                             (22,203)              -0-
                                                  ------------      -----------
                                                       (29,400)         (33,895)
Deferred                                                    -0-              -0-
                                                  ------------      -----------
   Total                                        $      (29,400)   $     (33,895)
                                                  ============      ===========

The reported (provision for)/benefit from income taxes is different than the amount computed by applying the statutory federal income tax rate of 34% to the earnings/(loss) before income taxes as follows:
                                                          1998             1997
                                                 -------------     ------------
(Expense)/benefit at statutory rates            $      (35,300)   $     158,000
Increase in valuation allowance                         13,000         (163,000)
State income taxes                                        (200)          14,000
Assessment for prior year's taxes                       (7,200)         (33,895)
Difference between U.S. statuatory rate and
  foreign rate                                          11,100               -0-
Non-deductible items                                   (10,800)          (9,000)
                                                  ------------      -----------
   Total                                        $      (29,400)   $     (33,895)
                                                  ============      ===========

In accordance with SFAS No. 109, the deferred tax assets and liabilities as of March 31, 1998 and March 31, 1997, are comprised of the estimated future tax (provision)/benefit due to different financial reporting and income tax basis related to:
                                                          1998             1997
                                                 -------------     ------------
Deferred tax assets:
   Net  operating  loss  carry-forward          $    1,339,000    $   1,110,000
   Research and development credit
     carry-forwards                                     30,000           30,000
   Asset reserves and accrued liabilities              197,000          333,000
   Total deferred tax assets                         1,556,000        1,473,000
Deferred tax liabilities:
   Depreciation                                        (41,000)         (99,000)
Valuation allowance                                 (1,525,000)      (1,374,000)
   Net deferred tax liability                   $           -0-   $          -0-
                                                  ============      ===========

The Company has  concluded  that since it is uncertain as to whether the Company will be able to  recognize  the benefit of its  operating  loss and research and development credit carry-forwards, a full valuation allowance should be provided. At March 31, 1998, the Company had net operating loss carry-forwards of approximately $3,591,000 and research and development credit carry-forwards of approximately $30,000. The net operating loss carry-forwards expire in the years 2010 and 2011 and the research and development credits expire from 2006 to 2010.

Note 10    Related Party Transactions:

In addition to the note payable discussed in Note 6, as of March 31, 1998, the Company held two notes receivable from an officer of the Company. These notes receivable bear interest at the Fed Funds rate (5.37% as of March 31, 1998 and 8.50% prime rate at March 31, 1997). The first note in the amount of $150,000 is secured by 100,000 shares of Company common stock and is due in full by the earlier of 60 days after termination of employment or September 12, 2000. The second note in the amount of $60,000 is secured by 66,667 shares of Company stock and is due in full by the earlier of 60 days after termination of employment or December 4, 2002. Because of the nature of these agreements, these notes receivable are reflected as a reduction of stockholders' equity. Interest will be recognized in addition to the note amount when paid.

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

In January 1996, the Company issued warrants for 20,000 shares of common stock to a major shareholder as an incentive to initiate a $500,000 uncollateralized loan to the Company (Note 6). The exercise price is $1.375 per share and the warrants expire in January 2001.

Stock-Based Compensation
The Company has adopted only the disclosure provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Therefore, the Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by FAS 123, the Company's net earnings/(loss) and earnings/(loss) per share would be adjusted to the pro forma amounts indicated below:

                                                    Fiscal Year Ended March 31,
                                                        1998            1997
Net earnings/(loss)                   As reported   $    74,403     $  (497,318)
                                      Pro Forma         (38,875)       (592,127)

Earnings/(loss) per share-basic       As reported          0.02           (0.13)
                                      Pro Forma            0.01           (0.16)

Earnings/(loss) per share-diluted     As reported          0.01           (0.13)
                                      Pro Forma            0.01           (0.16)

These pro forma amounts may not be representative of future disclosure because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Modified Black-Scholes American option-pricing model with the following weighted-average assumptions for the fiscal years ended March 31, 1998 and 1997: expected volatility of 78.40% and 82.65%, respectively; risk-free interest rate of 5.66% and 6.22%, respectively; and expected life of 5.36 and
4.45 years, respectively. The weighted-average fair value of options and warrants granted was $1.54 and $0.97 in fiscal years ended March 31, 1998 and 1997, respectively.

Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, the Company's employee stock options and warrants have characteristics significantly different from those of traded options and warrants, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and warrants and the resulting values are reasonable. The following is a summary of the activity relating to warrants and options through March 31, 1998: Item 7. Financial Data (continued)



                                            Warrants and       Exercise          Weighted average
                                            Stock Options        price            exercise price
                                            -------------    ---------------     ----------------
Outstanding at April 1, 1996                      397,285    $   1.06 - 2.75        $   1.28
     Granted                                      298,322      1.125 - 2.125            1.33
  Exercised                                        (2,500)              1.06            1.06
  Expired                                        (117,627)       1.06 - 1.44            1.28
                                            -------------

Outstanding at March 31, 1997                     575,480        1.00 - 2.75            1.31
     Granted                                      106,108        1.63 - 2.75            2.03
  Exercised                                       (15,134)       1.00 - 1.25            1.03
  Expired                                         (20,625)      1.00 - 2.125            1.76
                                            -------------

Outstanding at March 31, 1998                     645,829        1.06 - 2.75            1.43
                                            =============

Exercisable at March 31, 1998                     354,335    $   1.00 - 2.75        $   1.37
                                          ===============


The following table summarizes information concerning currently outstanding and exercisable stock options and warrants:

                   Options and Warrants Outstanding

                                        Weighted-Average
                                           Remaining
   Range of              Number         Contractual Life     Weighted-Average
Exercise Prices       Outstanding           (Years)           Exercise Price
---------------       -----------       ----------------     ----------------
 $ 1.00 - 1.99            579,829             3.85                $ 1.33
   2.00 - 2.75             66,000             5.38                  2.35
                      -----------
                          645,829
                      ===========

                   Options and Warrants Exercisable

   Range of              Number                              Weighted-Average
Exercise Prices       Outstanding                             Exercise Price
---------------       -----------                            ----------------
 $ 1.00 - 1.99            348,335                                 $ 1.35
   2.00 - 2.75              6,000                                   2.13
                      -----------
                          354,335
                      ===========

Note 12  Major Customers:

In accordance with the Company's strategy to develop large OEM/Private Label accounts, one customer represented 16% of the Company's revenue in fiscal 1998. The five largest customers accounted for 44% of revenue. Management expects the number of customers representing more than 10% of Company revenue to increase. The loss or insolvency of these customers could have a material adverse effect on the Company's results of operations. In fiscal 1997, two customers represented more than 10% of the Company's revenue. Each one was 13% of total revenue, one being the U.S. Government.

Note 13  Employee Benefit Plan:

The Company has a contributory 401(k) savings and profit sharing plan covering all full-time employees. The employer contribution amount is determined at the discretion of the board of directors. During the years ended March 31, 1998 and 1997, the Company matched employee contributions to the 401(k) savings and profit sharing plan up to 1% of employee base wages resulting in total contributions of $15,661 and $13,813, respectively.

Note 14  Investment in Subsidiary:

On January 1, 1998, the Company acquired all of the remaining outstanding common stock of EFI Electronics Europe S.L., in a business combination accounted for as a purchase. EFI Electronics Europe S.L. was incorporated in Spain in July 1993 as a 50% owned joint venture, engaged in the sale of TVSS panel products to European distributors and machine tool manufacturers. Prior to acquiring all of the outstanding common stock, the Company's equity in earnings and investment from this operation were translated into US Dollars at the rate of exchange as of March 31, 1997 and December 31, 1997, which approximated the average rate during each period. Foreign exchange gains or losses have not been material. Beginning January 1, 1998, the financial results of this operation have been consolidated into the financial results of the Company. The total cost of the acquisition consisted of $125,000 cash, notes payable of $275,000 and 220,000 shares of the Company's common stock. The Company recorded goodwill of $752,203, which represents the excess of consideration paid over the net book value of the acquired company.

Note 15  Quarterly Financial Data (Unaudited):

Summarized financial data by quarter for 1998 and 1997 are as follows:

                                                              Net earnings(Loss)
                                                         Net         Per Common
                                                    Earnings         and Common
Quarter ended           Net Sales   Gross Profit       (Loss)  Equivalent Share
-------------------------------------------------------------------------------
1998:
June 30, 1997        $  3,639,459   $  1,354,602  $   43,002       $   0.01
September 30, 1997      4,190,824      1,378,027      90,304           0.02
December 31, 1997       4,248,981      1,549,688      32,688           0.01
March 31, 1998          4,293,102      1,372,724     (91,591)         (0.02)
                      -----------    -----------   ---------        -------
    Total            $ 16,372,366   $  5,655,041  $   74,403       $   0.02
                      ===========    ===========   =========        =======

1997:
June 30, 1996        $  3,109,044   $  1,155,954  $ (186,633)      $  (0.06)
September 30, 1996      3,559,318      1,186,981     (12,788)         (0.00)
December 31, 1996       3,613,694      1,105,255       1,447           0.00
March 31, 1997          3,477,756      1,076,068    (299,344)         (0.07)
                      -----------    -----------   ---------        -------
    Total            $ 13,759,812   $  4,524,258  $ (497,318)      $  (0.13)
                      ===========    ===========   =========        =======

Note 16  Earnings/(loss) per share

The following data show the amounts used in computing earnings/(loss) per common share, including the weighted average number of shares and dilutive potential common stock.
                                                     Fiscal Year Ended March 31,
                                                          1998          1997
Shares outstanding during the entire period            4,216,174      3,535,978
Weighted average shares issued during the period         687,422        279,038
                                                       ---------      ---------

Weighted average number of shares used in basic EPS    4,903,596      3,815,016
Dilutive effect of stock options and warrants            200,824             -0-
                                                       ---------      ---------

Weighted average number of shares and dilutive
   potential stock used in diluted EPS                 5,104,420      3,815,016
                                                       =========      =========

For the year ended March 31, 1997, all of the options and warrants that were outstanding, as described in Note 11, were not included in the computation of diluted EPS because to do so would have been anti-dilutive. For the year ended March 31, 1998, options and warrants to acquire 372,995 shares and 72,010 shares of common stock, respectively, were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common stock during the year.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

                               PART III

Items 9, 10, 11 and 12.

These items are incorporated by reference to the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held on July 29, 1998, as filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits:
      S-B                                              Incorporated      Filed
     Number   Exhibit                                  by Reference    Herewith
      3.1     Certificate of Incorporation as
              Restated and Amended                          (1)
      3.2     Amended and Restated Bylaws                   (2)
     10.1     Non-Qualified Stock Option Plan
              and Incentive Stock Option Plan
              As Amended (May 1991)                         (3)
     10.2     Executive Bonus Plan Description              (4)
     10.3     Lease Agreement for Company
              Headquarters in Salt Lake City, Utah          (5)
     10.4     Lease Agreement for Company Warehouse
              in Salt Lake City, Utah                       (6)
     23.1     Independent Accountant's Consent -
              Grant Thornton LLP                                           X
     27       Financial Data Schedule                                      X

(1) Incorporated by reference to Exhibit Nos. 1 and 2 to Annual Report on Form 10-K (File No. 0-15967) for fiscal year ended April 1, 1988, and as Exhibit Nos. 4.3 and 4.4 to Registration Statement on Form S-8 (Reg. No. 33-40279) filed on May 1, 1991.
(2) Incorporated by reference to Exhibit No. 1 to Annual Report on Form 10-K for fiscal year ended March 31, 1989.
(3) Incorporated by reference to Exhibit No. 1 to Annual Report on Form 10-K for fiscal year ended March 29, 1991.
(4) Incorporated by reference to page 7 of the Company's Proxy Statement for fiscal year ended March 31, 1993.
(5) Incorporated by reference to Exhibit No. 2 to Annual Report on Form 10-K for fiscal year ended March 29, 1991. (6)Incorporated by reference to Exhibit No. 10.4 to Annual Report on Form 10-K for fiscal year ended March 31, 1992.

(b) Reports on Form 8-K:

On January 12, 1998, form 8-K was filed stating that the Company acquired all of the outstanding shares of EFI Electronics Europe, S.L. on January 1, 1998. In addition to $125,000 of cash, the Company issued notes payable of $275,000 and 220,000 shares of the Company's common stock.

On June 1, 1998 Form 8-K/A was filed by the Company as an Amendment to the 8-K filed on January 12, 1998 to provide the financial statements and pro forma statements not filed with the 8-K report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 18, 1998.

                                      EFI ELECTRONICS CORPORATION


                                      By: /s/ Richard D. Clasen
                                          -----------------------------
                                          Richard D. Clasen
                                          Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                    Capacity in Which Signed                 Date
-------------------------------------------------------------------------------



/s/ Richard D. Clasen
------------------------
Richard D. Clasen            Chief Executive Officer, President
                             and Director (Principal Executive
                             Officer)                             June 18, 1998


/s/ David G. Bevan
------------------------
David G. Bevan               Chief Financial Officer, Executive
                             Vice President  & Secretary
                             (Principal Financial Officer)        June 18, 1998


/s/ Gaylor K. Swim
------------------------
Gaylord K. Swim              Chairman of the Board and Director   June 18, 1998


/s/ James H. Biggart
------------------------
James H. Biggart             Director                             June 18, 1998


/s/ Hans Imhof
------------------------
Hans Imhof                   Director                             June 18, 1998


/s/ Reino Kerttula
------------------------
Reino Kerttula               Director                             June 18, 1998