Form 10QSB
period 1998-06-30
EFI ELECTRONICS CORP
filed 1998-08-17
CIK 785970

FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                (Mark one)

             |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended           June 30, 1998
                         -------------------------------

            |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from             to
                                      -----------    -------------

                         Commission file number: 0-15967

                           EFI ELECTRONICS CORPORATION
        (Exact name of small business issuer as specified in its charter)

                 Delaware                               75-2072203
              -------------                           -------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification Number)

               1751 South 4800 West, Salt Lake City, Utah 84104
               ------------------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (801) 977-9009


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Number of shares of the registrant's $0.0001 par value common stock outstanding at July 31, 1998: 5,574,479

INDEX TO FORM 10-QSB
-------------------------------------------------------------------------------

PART I    FINANCIAL INFORMATION                                          PAGE


      Item 1.  Consolidated Financial Statements

           Balance Sheets as of June 30, 1998 (Unaudited)  and
            March 31, 1998 ...............................................  3

           Statements of Earnings for the three months
            ended June 30, 1998 and 1997 (Unaudited)......................  4

           Statements of Cash Flows for the three months
            ended June 30, 1998 and 1997 (Unaudited)......................  5

           Notes to Financial Statements (Unaudited)..................  6 - 7


      Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations...............................................  8 - 10


PART II   OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K..........................  11

      Signatures.........................................................  11

                         PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

--------------------------------------------------------------------------------------------------------
CONSOLIDATE BALANCE SHEETS

                                                                  JUNE 30, 1998           MARCH 31, 1998
                                                                    (Unaudited)            (as Restated)
ASSETS
Current assets:
   Cash and cash equivalents                                     $        1,283           $        9,566
   Receivables, net                                                   3,382,438                3,981,682
   Inventories, net                                                   3,546,895                3,359,178
   Prepaid expenses                                                     120,939                   90,817
--------------------------------------------------------------------------------------------------------
      Total current assets                                            7,051,555                7,441,243
--------------------------------------------------------------------------------------------------------
Property - net                                                        2,490,439                2,539,290
Other assets:
   Goodwill                                                             725,339                  752,203
   Other assets                                                          64,477                   62,130
--------------------------------------------------------------------------------------------------------
      Total other assets                                                789,816                  814,333
--------------------------------------------------------------------------------------------------------
        Total assets                                             $   10,331,810           $   10,794,866
========================================================================================================

LIABILITIES
Current liabilities:
   Revolving line of credit                                      $    3,207,335           $    3,472,935
   Current maturities of capital lease obligations                      164,609                  159,242
   Current maturities of notes payable                                  691,326                  681,690
   Accounts payable                                                   1,458,353                1,595,440
   Reserve for customer warranty                                        289,742                  258,405
   Accrued liabilities                                                  264,728                  294,297
--------------------------------------------------------------------------------------------------------
      Total current liabilities                                       6,076,093                6,462,009
--------------------------------------------------------------------------------------------------------
Long-term liabilities:
   Capital lease obligations, less current maturities                   306,890                  353,498
   Notes payable, less current maturities                               803,908                  895,082
--------------------------------------------------------------------------------------------------------
      Total long-term liabilities                                     1,110,798                1,248,580
--------------------------------------------------------------------------------------------------------
        Total Liabilities                                             7,186,891                7,710,589
--------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock                                                             553                      551
   Additional paid-in capital                                         2,952,795                2,930,739
   Cumulative foreign currency translation adjustment                     1,518                   (5,870)
   Retained earnings                                                    400,053                  368,857
--------------------------------------------------------------------------------------------------------
                                                                      3,354,919                3,294,277
Less:
    Stock subscriptions and notes receivable
      from management                                                  (210,000)                (210,000)
--------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                      3,144,919                3,084,277
--------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity               $   10,331,810           $   10,794,866
========================================================================================================


                                         See notes to financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)


For the three months ended June 30,                                        1998                     1997
--------------------------------------------------------------------------------------------------------

Net sales                                                        $    3,582,053           $    3,639,459
Cost of sales                                                         2,306,313                2,284,857
--------------------------------------------------------------------------------------------------------
Gross profit                                                          1,275,740                1,354,602
--------------------------------------------------------------------------------------------------------
Operating expenses:
   Selling, general and
        administrative expenses                                         876,597                1,037,601
   Research and development                                             206,132                  173,685
--------------------------------------------------------------------------------------------------------
      Total operating expenses                                        1,082,729                1,211,286
--------------------------------------------------------------------------------------------------------
Earnings from operations                                                193,011                  143,316
--------------------------------------------------------------------------------------------------------
Other income/(expense):
   Equity in earnings of EFI Electronics Europe                              -0-                  52,875
   Interest expense                                                    (137,053)                (130,139)
   Other, net                                                           (24,762)                 (23,050)
--------------------------------------------------------------------------------------------------------
      Total other expense, net                                         (161,815)                (100,314)
--------------------------------------------------------------------------------------------------------
Earnings before income taxes                                             31,196                   43,002
Income taxes                                                                 -0-                      -0-
--------------------------------------------------------------------------------------------------------
Net earnings                                                     $       31,196           $       43,002
========================================================================================================

Earnings per share:

   Basic                                                         $         0.01           $         0.01
   Diluted                                                       $         0.01           $         0.01
========================================================================================================


Weighted average shares outstanding

   Basic                                                              5,537,297                4,216,174
   Diluted                                                            5,675,022                4,359,914
========================================================================================================




                                        See notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



For the three months ended June 30,                                        1998                     1997
--------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
      Net earnings                                               $       31,196           $       43,002
      Adjustments to reconcile net earnings to net cash
       provided by operating activities:
           Depreciation                                                 182,469                  137,686
           Amortization                                                  31,796                    9,878
           Equity in earnings of joint venture                               -0-                 (52,875)
           Increase/(decrease) in cash due to change in:
                Receivables                                             599,244                  193,001
                Inventories                                            (187,717)                (242,133)
                Prepaid expenses                                        (30,122)                 (26,460)
                Other assets                                             (7,279)                  (3,001)
                Accounts payable                                       (137,087)                 (48,869)
                Warranty reserve                                         31,337                   12,551
                Accrued income taxes payable                                 -0-                 (43,500)
                Accrued liabilities                                     (29,569)                 165,044
--------------------------------------------------------------------------------------------------------
           Net cash provided by operating  activities                   484,268                  144,324
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                             (133,618)                (302,934)
--------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                       (133,618)                (302,934)
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net change under revolving line of credit                        (265,600)                   1,487
      Principal payments on notes payable                               (81,538)                 (56,820)
      Principal payments under capital lease obligations                (41,241)                      -0-
      Proceeds from borrowings under notes payable                           -0-                 205,000
      Proceeds from exercise of stock options                            22,058                       -0-
--------------------------------------------------------------------------------------------------------
           Net cash (used in)/provided by  financing activities        (366,321)                 149,667
--------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                   7,388                       -0-
--------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                (8,283)                  (8,943)
Cash and cash equivalents at beginning of period                          9,566                   10,123
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $        1,283           $        1,180
========================================================================================================


Supplemental  disclosures of cash flow information:
     Cash paid during the period for:

           Income taxes                                          $           -0-          $           -0-
           Interest                                              $      153,000           $       95,000
========================================================================================================



                                         See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In the opinion of Management, the accompanying consolidated financial statements contain adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of EFI Electronics Corporation (the "Company") and subsidiary at June 30, 1998 and March 31, 1998, and the results of their operations and their cash flows for the three months ended June 30, 1998 and 1997. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as specified by the instructions to Form 10-QSB and Item 310 of Regulation S-B. It is suggested that these financial statements and related notes be read in conjunction with the Company's 1998 Form 10-KSB included in the Annual Report to Shareholders.

1.  RECEIVABLES

Receivables consisted of the following:
                                             June 30,1998        March 31, 1998
-------------------------------------------------------------------------------
                                              (Unaudited)
Trade and other receivables                  $  3,436,211          $  4,026,047
Allowance for doubtful accounts                   (53,773)              (44,365)
-------------------------------------------------------------------------------
Total Receivables                            $  3,382,438          $  3,981,682
===============================================================================

2.  INVENTORIES

Inventories consisted of the following:
                                             June 30, 1998       March 31, 1998
-------------------------------------------------------------------------------
                                              (Unaudited)
Raw materials                                $  1,783,796          $  1,842,504
Work-in-process                                   805,088               552,250
Finished goods                                  1,090,986             1,039,424
                                                3,679,870             3,434,178
Less allowance for obsolete inventory            (132,975)              (75,000)
-------------------------------------------------------------------------------
Total                                        $  3,546,895          $  3,359,178
===============================================================================

3.  NET EARNINGS PER COMMON SHARE

Net earnings per common and common equivalent share is computed based on the number of common and dilutive common stock equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon exercise of options or warrants, after the assumed repurchase of common shares with the related proceeds. Stock subscriptions receivable are treated as outstanding shares for purposes of this computation.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 128, "Earnings per Share." SFAS 128 is effective for financial statements for periods ending after December 15, 1997, and requires companies to report both basic and diluted earnings per share. Basic earnings per share does not include the addition of common stock equivalents to the shares outstanding. Diluted earnings per share requires the addition of common stock equivalents to the shares outstanding. Average shares outstanding is the denominator used in basic earnings per share calculations. Accordingly, basic earnings per share will be higher than diluted earnings per share. This statement replaces Accounting Principles Board (APB) 15. The effect of adopting SFAS 128 did not materially effect the Company's earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (Unaudited)

The following data show the amounts used in computing earnings/(loss) per common share, including the weighted average number of shares and dilutive potential common stock.

                                                    Three Months Ended June 30,
                                                         1998           1997
                                                    -----------   -------------
Shares outstanding during the entire period           5,504,644       4,216,174
Weighted average shares issued during the period         32,653              -0-
                                                    -----------   -------------

Weighted average number of shares used in basic EPS   5,537,297       4,216,174
Dilutive effect of stock options and warrants           137,725         143,740
                                                    -----------   -------------
Weighted average number of shares and dilutive
  potential stock used in dilutive EPS                5,675,022       4,359,914
                                                    ===========   =============


4.  REVOLVING  LINE OF  CREDIT,  CAPITAL  LEASE  OBLIGATIONS  AND NOTES
PAYABLE

At June 30 and March 31, 1998, revolving line of credit, capital lease obligations and notes payable, the carrying value of which approximates fair value, consisted of the following:

                                              June 30, 1998      March 31, 1998
                                               (Unaudited)

Revolving line of credit                      $   3,207,335       $   3,472,935
===============================================================================

Capitalized lease obligations                       471,499             512,740
Less current maturities                            (164,609)           (159,242)
-------------------------------------------------------------------------------
   Capitalized lease obligations (less
      current maturities)                     $     306,890       $     353,498
===============================================================================

Notes payable:
   Collateralized promissory note             $     798,676       $     848,695
   Uncollateralized subordinated note -
      director                                      300,000             300,000
   Collateralized promissory note - machinery       163,996             174,247
   Uncollateralized note - acquisition              232,562             253,830
-------------------------------------------------------------------------------
                                                  1,495,234           1,576,772
Less current maturities                            (691,326)           (681,690)
-------------------------------------------------------------------------------
      Total notes payable, less current
         installments                         $     803,908       $     895,082
===============================================================================

The revolving line of credit in place at June 30, 1998, provides for borrowings up to $3,700,000 collateralized by accounts receivable and inventories. Interest is payable monthly at a rate of prime (8.50% as of June 30, 1998) plus 2.5%. Principal payments are made as cash is received from customers for accounts receivable. Borrowings are based on formulas involving balances of eligible accounts receivable and inventories. The line of credit agreement expires in March 2000.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

General:

The following discussion should be read in conjunction with the financial statements and notes thereto elsewhere herein.

Results of Operations:

Net Sales for the three months ended June 30, 1998, decreased by $57 thousand (2%) compared to the three months ended June 30, 1997. This reflects a number of changes in market mix as the Company's focus on international business and its strategic partnerships with Hubbell, Incorporated and Thomson Consumer Electronics (TCE) develops. Revenue from international sources increased 67% as a result of growth in Mexican and Latin American business and consolidating revenue from EFI Europe. Revenue from Asian customers was down as expected.
Although revenue from this area is expected to remain lower than last year, revenue growth in Europe, Latin America and other areas is expected to continue to grow.

The combination of Hubbell and Company reseller revenue was 8% less than similar business in the same quarter last year. Although this result negatively affected revenue, it is better than expectations. Management expected the transition from its own electrical distribution business to Hubbell to have a longer short term negative impact on revenue than has been the case. Hubbell's entry into the electrical market has been more successful than anticipated.

The revenue from (TCE) is shifting from product-based revenue to fee income as a result of a multi-year contract with TCE to provide design, material and production sourcing and post sales support services for products made in Asia. Although this arrangement will be profitable and enhance the Company's gross margin, the fee income is less than equivalent product revenue.

Gross Profit on sales for the three months ended June 30, 1998, decreased by $79 thousand (6%) compared to the three months ended June 30, 1997. This decrease is due in part to an increase in salaries and benefits, and warranty replacements over the same quarter in the previous year. Gross margin as a percentage of sales only dropped one percentage point.

Operating Expenses for the three months ended June 30, 1998 decreased by $129 thousand (11%), compared to the three months ended June 30, 1997. Operating expenses changed as described below:

      Sales and marketing expenses decreased by $164 thousand for the three months ended June 30, 1998 as compared to the same period ended June 30, 1997. Reductions occurred in several areas related to the Company's shift from electrical distribution to a long-term agreement with Hubbell.

      Research and development expenses increased $32 thousand for the three months ended June 30, 1998, as compared to the same period ended June 30, 1997 due to increases in UL expenses resulting from re-certification of several products.

Net Earnings for the three months ended June 30, 1998, decreased by $12 thousand as compared to the three months ended June 30, 1997, as a result of the above described factors.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations, continued

Liquidity and Capital Resources:

Cash Flows From Operating Activities for the three months ended June 30, 1998 increased by $340 thousand compared to the three months ended June 30, 1997 continuing to improve the Company's positive cash flow from operating activities. In addition to net earnings and non-cash items for the quarter, the items that influenced this increase are described below:

      Receivables decreased by $599 thousand net of bad debt allowance during the first quarter. This decrease is due primarily to stronger collection efforts and the elimination of receivables from EFI Electronics Europe, S.L. as a result of acquiring that Company as of January 1, 1998.

     Inventories increased by $188 thousand. This increase is due primarily to the purchase of EFI Electronics Europe, S.L. and the inclusion of the subsidiary's inventory at quarter end.

      Accounts payable decreased by $137 thousand during the first three months of fiscal 1998. The Company has continued to improve its position with suppliers. The Company has maintained adequate relationships with its suppliers and remains on "open account" with all significant vendors.

      Accrued liabilities decreased $30 thousand for the period ended June 30, 1998. This decrease is due to decreases in incentive compensation, commissions, and interest and offset by normal fluctuations in payroll and fringe benefit accruals, which are affected by timing of actual payments made.

Cash Flows used in Investing Activities decreased for the three months ended June 30, 1998 by $169 thousand compared to the three months ended June 30, 1997. In the previous year, the Company made an investment in a state of the art axial component insertion machine to replace an existing machine that has improved capacity and productivity, which produced the large capital expenditure in the prior year.

Cash Flows provided by Financing Activities decreased by $516 thousand for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. This was the result of the Company's attempt to continue to pay down its line of credit, notes payable and capital lease obligations with current cash flows.

Although the Company generated net earnings for the current quarter, it's financial condition remains guarded. Based on expected future revenues, management believes that existing cash balances, borrowings available under the line of credit, and cash generated from operations will be adequate to meet the Company's anticipated cash requirements through March 31, 1999. Management's expectations are subject to risks and uncertainties that include, but are not limited to, the Company's dependence on several key customers and its limited liquidity and financial condition.

Factors Affecting Future Results:


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

Factors Affecting Future Results, continued:

of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Information contained in this Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to risks and uncertainties that include, but are not limited to, those identified in this report, described from time to time in the Company's other Securities and Exchange Commission filings, or discussed in the Company's press releases. Actual results may vary materially from expectations.

The Company has addressed issues regarding Year 2000 (Y2K) compliance. The Company's current software information systems are not Y2K compliant. However, the Company has contracted with a global supplier of enterprise management software to install an information system that will comply with Y2K requirements. Compliance with Y2K requirements is estimated to cost the Company $300,000 in fiscal year 1999 capital expenditures amortized over 3-7 years. In addition, significant internal resources will be diverted to this project for a period of 9-12 months. These costs are not expected to have a material effect on the Company in any given period. Implementation of this system is expected to be complete by December 1998. During fiscal year 1998, the Company also evaluated its computer and telecommunications hardware for Y2K compliance and has upgraded all of its systems to be compliant. In addition, the Company has taken steps to ensure that its banking and lending relationships are with Y2K compliant financial institutions. During fiscal 1999, the Company will work with it s major customers and suppliers to ensure that Y2K compliance issues will not interrupt the normal activities supported by these relationships.

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



                                   EFI ELECTRONICS CORPORATION
                                   (Registrant)

August 14, 1998                    /s/ Richard D. Clasen
                                   --------------------------------------
                                   Richard D. Clasen
                                   Chief Executive Officer, President and
                                   Director (Principal Executive Officer)


August 14, 1998                    /s/ David G. Bevan
                                   --------------------------------------
                                   David G. Bevan
                                   Chief Financial Officer, Executive Vice
                                   President & Secretary (Principal
                                   Financial Officer)