Form 10QSB
period 1998-09-30
EFI ELECTRONICS CORP
filed 1998-11-16
CIK 785970

FORM 10-QSB

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                   (Mark one)

                   |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended                   September 30, 1998

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


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     YES [x]    NO []



Number of shares of the registrant's $0.0001 par value common stock outstanding at November 12, 1998: 5,574,479

INDEX TO FORM 10-QSB



PART I    FINANCIAL INFORMATION                                            PAGE


         Item 1.  Consolidated Financial Statements

                  Balance Sheets as of September 30, 1998 (Unaudited)  and
                  March 31, 1998 .............................................3

                  Statements of Earnings for the three months
                  ended September 30, 1998 and 1997 (Unaudited)...............4

                  Statements of Earnings for the six months
                  ended September 30, 1998 and 1997 (Unaudited)...............5

                  Statements of Cash Flows for the six months
                  ended September 30, 1998 and 1997 (Unaudited)...............6

                  Notes to Financial Statements (Unaudited).............7  -  9


         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations.........................................10  -  12


PART II   OTHER INFORMATION


         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 6.  Exhibits and Reports on Form 8-K...........................13

         Signatures..........................................................13

                                               PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements

CONSOLIDATED BALANCE SHEETS

ASSETS                                                                              SEPTEMBER 30, 1998            MARCH 31, 1998
Current assets:                                                                        (Unaudited)
     Cash and cash equivalents                                                        $   118,535                    9,566
     Receivables, net                                                                   3,618,861                3,981,682
     Inventories, net                                                                   3,661,744                3,359,178
     Prepaid expenses                                                                     161,965                   90,817
         Total current assets                                                           7,561,105                7,441,243
Property - net                                                                          2,599,850                2,539,290
Other assets:
     Goodwill, net                                                                        698,474                  752,203
     Other assets                                                                          48,348                   62,130
         Total other assets                                                               746,822                  814,333
              Total assets                                                            $10,907,777              $10,794,866
LIABILITIES
Current liabilities:
     Revolving line of credit                                                        $  3,242,052              $  3,472,935
     Current maturities of capital lease obligations                                      171,327                   159,242
     Current maturities of notes payable                                                  699,322                   681,690
     Accounts payable                                                                   1,737,541                 1,595,440
     Reserve for customer warranty                                                        348,616                   258,405
     Accrued liabilities                                                                  399,370                   294,297
         Total current liabilities                                                      6,598,228                 6,462,009
Long-term liabilities:
     Capital lease obligations, less current maturities                                   263,936                   353,498
     Notes payable, less current maturities                                               715,827                  895,082
         Total long-term liabilities                                                      979,763                 1,248,580
              Total Liabilities                                                         7,577,991                 7,710,589

STOCKHOLDERS' EQUITY
     Preferred Stock                                                                        -                        -
     Common Stock                                                                             553                       551
     Additional paid-in capital                                                         2,952,795                 2,930,739
     Cumulative foreign currency translation adjustment                                    55,930                    (5,870)
     Retained earnings                                                                    530,508                   368,857
                                                                                        3,539,786                 3,294,277
Less:
       Stock subscriptions and notes receivable
            from management                                                              (210,000)                 (210,000)
         Total stockholders' equity                                                     3,329,786                  3,084,277
              Total liabilities and stockholders' equity                              $10,907,777                $10,794,866



                                                   See   notes   to    financial
statements.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

For the three months ended September 30,                                                     1998                     1997

Net sales                                                                             $ 4,269,608               $ 4,190,824
Cost of sales                                                                           2,842,664                 2,812,797
Gross profit                                                                           1,426,944                  1,378,027
Operating expenses:
     Selling, general and
        administrative expenses                                                           984,493                   983,365
     Research and development                                                             147,395                  196,017
         Total operating expenses                                                       1,131,888                 1,179,382
Earnings from operations                                                                  295,056                   198,645
Other income/(expense):
     Equity in earnings of affiliate                                                          -0-                    49,875
     Interest expense                                                                    (133,309)                (133,230)
     Other, net                                                                           (31,292)                 (24,986)
         Total other expense, net                                                        (164,601)                (108,341)
Earnings before income taxes                                                              130,455                    90,304
Income taxes                                                                                  -0-                       -0-
Net earnings                                                                          $   130,455               $    90,304

Earnings per share:

     Basic                                                                        $          0.02            $        0.02
     Diluted                                                                      $          0.02            $        0.02


Weighted average shares outstanding

     Basic                                                                              5,574,460                4,617,677
     Diluted                                                                            5,574,460                4,834,262














                                                 See    notes    to    financial
statements.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

For the six months ended September 30,                                                       1998                     1997

Net sales                                                                             $ 7,851,661               $ 7,830,283
Cost of sales                                                                           5,148,977                 5,097,654
Gross profit                                                                            2,702,684                 2,732,629
Operating expenses:
     Selling, general and
        administrative expenses                                                         1,861,090                 2,020,966
     Research and development                                                             353,527                   369,703
         Total operating expenses                                                       2,214,617                 2,390,669
Earnings from operations                                                                  488,067                   341,960
Other income/(expense):
     Equity in earnings of affiliate                                                          -0-                   102,750
     Interest expense                                                                    (270,362)                 (263,370)
     Other, net                                                                           (56,054)                  (48,034)
         Total other expense, net                                                        (326,416)                 (208,654)
Earnings before income taxes                                                              161,651                   133,306
Income taxes                                                                                  -0-                       -0-
Net earnings                                                                          $   161,651               $   133,306

Earnings per share:

     Basic                                                                        $          0.03            $        0.03
     Diluted                                                                      $          0.03            $        0.03


Weighted average shares outstanding

     Basic                                                                              5,556,448                4,418,023
     Diluted                                                                            5,556,448                4,618,860













                                                 See    notes    to    financial
statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the six months ended September 30,                                                    1998                        1997
Cash flows from operating activities:
         Net earnings                                                                  $  161,651                $  133,306
         Adjustments to reconcile net earnings to net cash
          provided by (used in) operating activities:
                  Depreciation                                                            364,843                  302,862
                  Amortization                                                             62,342                   32,915
                  Equity in earnings of joint venture                                         -0-               ( 102,750)
                  Provision for obsolete inventory                                        100,475                   42,500
                  Provision for bad debts                                                  21,244                   10,000
                  Provision for warranty expenses                                         132,463                      798
                  Increase/(decrease) in cash due to change in:
                       Receivables                                                        341,577                (260,197)
                       Inventories                                                       (403,041)               (710,118)
                       Prepaid expenses                                                   (71,148)                (68,583)
                       Other assets                                                         5,169                  (6,454)
                       Accounts payable                                                   142,101                (278,503)
                       Warranty payments                                                  (42,252)                (46,955)
                       Accrued income taxes payable                                           -0-                 (83,000)
                       Accrued liabilities                                                105,073                  393,897
                  Net cash provided by (used in) operating activities                     920,497                (640,282)
Cash flows from investing activities:
         Distribution from joint venture                                                      -0-                   92,919
         Capital expenditures                                                            (425,403)               (595,813)
                  Net cash used in investing activities                                  (425,403)               (502,894)
Cash flows from financing activities:
         Net change under revolving line of credit                                       (230,883)               (609,858)
         Principal payments on notes payable                                             (161,623)               (144,260)
         Principal payments under capital lease obligations                               (77,477)                     -0-
         Proceeds from borrowings under notes payable                                         -0-                  205,000
         Proceeds form sales of common stock                                                  -0-                1,695,356
         Proceeds from exercise of stock options                                           22,058                    2,503
                  Net cash (used in)/provided by  financing activities                  (447,925)                1,148,741
Effect of exchange rate changes on cash                                                    61,800                      -0-
Net increase in cash and cash equivalents                                                 108,969                    5,565
Cash and cash equivalents at beginning of period                                            9,566                   10,123
Cash and cash equivalents at end of period                                            $   118,535            $      15,688

Supplemental disclosures of cash flow  information:  Cash paid during the period for:
                  Income taxes                                                   $            -0-               $   83,000
                  Interest                                                             $  278,000                $ 282,000
Supplemental schedule of non-cash investing activities:
1999     The Company retired $307,624 of fully depreciated property
None

                                            See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In the opinion of Management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of EFI Electronics Corporation (the "Company") and subsidiary at September 30, 1998 and March 31, 1998, and the results of their operations and their cash flows for the three and six months ended September 30, 1998 and 1997. The results of operations for the three months and six months ended Septembe are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as specified by the instructions to Form 10-QSB and item 310 of Regulation S-B. It is suggested that these financial statements and related notes be read in conjunction with the Company's 1998 Form 10-KSB for the year ended March 31, 1998 included in the Annual Report to Shareholders.
1.  RECEIVABLES

Receivables consisted of the following:
                                     September 30,1998            March 31, 1998
                                        (Unaudited)
Trade and other receivables                3,684,470               $ 4,026,047
Allowance for doubtful accounts              (65,609)                 (44,365)
Total Receivables                        $ 3,618,861               $ 3,981,682

2.  INVENTORIES

Inventories consisted of the following:
                                    September 30, 1998           March 31, 1998
                                        (Unaudited)
Raw materials                            $ 2,014,635                $ 1,842,504
Work-in-process                              499,525                    552,250
Finished goods                             1,323,059                  1,039,424
                                           3,837,219                  3,434,178
Less allowance for obsolete inventory       (175,475)                  (75,000)
Total Inventories                         $ 3,661,744               $ 3,359,178

3.  NET EARNINGS PER COMMON SHARE

Net earnings per common and common equivalent share is computed based on the number of common and dilutive common stock equivalent shares outstanding and is adjusted for the assumed conversion of shares issuable upon exercise of options or warrants, after the assumed repurchase of common shares with the related proceeds. Stock subscriptions receivable are treated as outstanding shares for purposes of this computation. Options and warrants to purchase 17,459 and 114,072 shares of common stock at $1.69 to $2.19 a share were outstanding for the three and six months ended September 30, 1998 respectively.They were not included in the computation of earnings per share because the exercise prices were greater than the average market share of the options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (Unaudited)

The following data show the amounts used in computing earnings per common share, including the weighted average number of shares and dilutive potential common stock.

                                             Six Months Ended September 30,
                                                  1998                     1997
Shares outstanding during the entire period  5,504,644                 4,216,174
Weighted average shares issued during the       51,804                   201,849
period.
Weighted average number of shares used in    5,556,448                 4,418,023
basic EPS.
Dilutive effect of stock options and warrants       -0-                  200,837

Weighted average number of shares and dilutive
  potential stock used in dilutive EPS       5,556,448                 4,618,860


                                             Three Months Ended September 30,
                                               1998                      1997
Shares outstanding during the entire period  5,574,414                 4,216,174
Weighted average shares issued during the           46                   401,503
period
Weighted average number of shares used in    5,574,460                 4,617,677
basic EPS
Dilutive effect of stock options and warrants      -0-                   216,585

Weighted average number of shares and dilutive
  potential stock used in dilutive EPS       5,574,460                 4,834,262


4.  REVOLVING LINE OF CREDIT, CAPITAL LEASE OBLIGATIONS AND NOTES PAYABLE

At September 30 and March 31, 1998, revolving line of credit, capital lease obligations and notes payable, the carrying value of which approximates fair value, consisted of the following:

                                    September 30, 1998            March 31, 1998
                                        (Unaudited)

Revolving line of credit                 $ 3,242,052                $ 3,472,935

Capitalized lease obligations                435,263                    512,740
Less current maturities                     (171,327)                 (159,242)
     Capitalized lease obligations      $    263,936               $    353,498
     ( less current maturities )

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (Unaudited)

                                    September 30, 1998            March 31, 1998
                                         (Unaudited)
Notes payable:
 Collateralized promissory note         $   761,296              $    848,695
 Uncollateralized subordinated              300,000                   300,000
 note - director
 Collateralized promissory note             153,747                   174,247
 machinery
 Uncollateralized note - acquisition        200,106                   253,830
                                           1,415,149                1,576,772
Less current maturities                   (699,322)                 (681,690)
     Total notes payable,              $    715,827              $    895,082
     less current installments

The revolving line of credit in place at September 30, 1998, provides for borrowings up to $3,700,000 collateralized by accounts receivable and inventories. Interest is payable monthly at a rate of prime (8.00% as of September 30, 1998) plus 1.5%. Principal payments are made as cash is received from customers for accounts receivable. Borrowings are based on formulas involving balances of eligible accounts receivable and inventories. The line of credit agreement expires in March 2001.

5.  Stockholders' Equity:
On July 29, 1998 the shareholders approved an amendment to the Company's certificate of incorporation to increase the number of authorized shares of capital stock from twenty million (20,000,000) to twenty five million (25,000,000), of which twenty million (20,000,000) shares shall be designated as Common Stock and five million (5,000,000) shares shall be designated as Preferred Stock. No Preferred Stock has been issued.

6.  Reclassifications:
Certain reclassificaions have been made to the Financial Statements for the three and six months ended September 30, 1997 to conform to the 1998 presentation.

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

General:

The following discussion should be read in conjunction with the financial statements and notes contained in this report.

Results of Operations:

Net Sales for the six months ended September 30, 1998, increased by $22 thousand compared to the six months ended September 30, 1997. For the three-month period ended September 30,1998, net sales increased $79 thousand (2%) over the previous year. these results reflect a number of changes in market and product mix as the Company's focus on international business and its strategic partnerships with Hubbell, Incorporated and Thomson Consumer Electronics (TCE) develop.

Revenue from international sources increased 105% year-to-date compared to the prior year as a result of growth in Mexican and Latin American business and consolidating net revenue from EFI Europe. Revenue from Asian customers was down as expected. Although revenue from this area is expected to remain lower than last year, revenue growth in Europe, Latin America and other areas is expected to continue to grow.

The combination of new Hubbell business and the prior business that Hubbell displaced year to date was 7% less than similar business last year. Although this result negatively affected revenue, it is better than expectations and it is offset by a reduction of sales and marketing expenses of $228 thousand (17%). Management expected the transition from its own electrical distribution business to Hubbell to have a longer short term negative impact on revenue than has been the case. Hubbell's entry into the electrical market has been more successful than originally projected.

The revenue from TCE is shifting from product-based revenue to fee income as a result of a multi-year contract with TCE to provide design, material and production sourcing and post sales support services for products made by third parties in Asia. Although this arrangement will be profitable and enhance the Company's gross margin, the fee income is less than equivalent product revenue.

Gross Profit on sales for the six months ended September 30, 1998, decreased by $30 thousand (1%) compared to the six months ended September 30, 1997. Gross profit as a percentage of sales was 34.4% in the current year compared to 34.9% in the prior year. This decrease is a result of TCE fee income offset by very low margins on product sales to two customers that are phasing out certain products. These margins represent "clearance " pricing to liquidate inventory. For the three months ended September 30, 1998, gross profit increased by $49 thousand (4%). Gross profit as a percentage of sales was 33.4% in the current year compared to 32.9% in the prior year.

Operating Expenses for the six months ended September 30, 1998 decreased by $176 thousand (7%), compared to the six months ended September 30, 1997. Operating expenses changed as described below:

Sales and marketing expenses decreased by $228 thousand for the six months ended September 30, 1998 as compared to the same period ended September 30, 1997. Reductions occurred in outside commissions, promotion expenses and headcount expenses related to the Company's shift from electrical distribution to a long-term agreement with Hubbell.


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations, continued

         General and administrative expenses increased $68 thousand for the six months ended September 30, 1998 compared to the prior year due to increases in occupancy and incentive compensation expenses.

         Research and development expenses decreased $16 thousand for the six months ended September 30, 1998 compared to the same period in 1997.

Net Earnings for the six months ended September 30, 1998, improved by $28 thousand as compared to the six months ended September 30, 1997, as a result of the above described factors.

Liquidity and Capital Resources:

Cash Flows From Operating Activities for the six months ended September 30, 1998 increased by $1.6 million compared to the six months ended September 30, 1997.
 In addition to net earnings and non-cash items for the quarter, the items that influenced this increase are described below:

         Receivables decreased by $363 thousand net of bad debt allowance during the first half of Fiscal Year 1999.This decrease is due primarily to stronger collection efforts and the elimination of receivables from EFI Electronics Europe, S.L. as a result of acquiring that Company as of January 1, 1998.

         Inventories increased by $303 thousand. This increase is due primarily to the purchase of the remaining 50% of EFI Electronics Europe, S.L. and the inclusion of all the subsidiary's inventory at quarter end.

         Accounts payable increased by $142 thousand during the first six months of fiscal 1999. This increase is due primarily to the purchase of EFI Electronics Europe, S.L. and the inclusion of the subsidiary's inventory at quarter end. The Company has maintained adequate relationships with its suppliers and remains on "open account" with all significant vendors.

         Accrued liabilities increased $105 thousand for the period ended September 30, 1998. This increase is due to increases in incentive compensation, commissions, and interest and offset by normal fluctuations in payroll and fringe benefit accruals, which are affected by timing of actual payments made.

         Reserve for customer warranty increased $90 thousand as a result of new reserve requirements related to TCE fee income.

Cash Flows used in Investing Activities decreased for the six months ended September 30, 1998 by $77 thousand compared to the six months ended September 30, 1997, as a result of reductions in capital expenditures and elimination of payments from a joint venture that was acquired in January 1998.

Cash Flows provided by Financing Activities decreased by $1.6 million for the six months ended September 30, 1998 compared to the six months ended September 30, 1997. In August 1997, the Company received $1.7 million as proceeds from a one-time private sale of its common stock.






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

Factors Affecting Future Results:

This Form 10-QSB contains certain forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). These can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other variations thereon or comparable terminology. Additional written or oral forwa looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise.

These forward-looking statements are subject to risks and uncertainties that include, but are not limited to the Company's tight liquidity and reliance on certain customers that represent significant portions of the Company's total revenue, as well as those identified in this report, described from time to time in the Company's other Securities and Exchange Commission filings, or discussed in the Company's press releases. Actual results may vary materially from expectations. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

The Company has addressed Year 2000 (Y2K) compliance issues. The Company's current software information systems are not Y2K compliant. However, the Company is installing an information system that will comply with Y2K requirements. Compliance with Y2K requirements is estimated to cost the Company $300,000 in fiscal year 1999 capital expenditures amortized over 3-7 years. In addition, significant internal resources are being diverted to this project for a period of 7-8 months. These costs are not expected to have a material effect on the Company in any given period. Implementation of this system is expected to be complete by January 1999.

During fiscal year 1998, the Company evaluated its computer and telecommunications hardware for Y2K compliance and has upgraded all of its systems to be compliant. In addition, the Company has taken steps to ensure that its banking and lending relationships are with Y2K compliant financial institutions. During fiscal 1999, the Company will work with its major customers and suppliers to ensure that Y2K compliance issues will not interrupt the normal activities supported by these relationships.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The registrant held its Annual Meeting of Shareholders on July 29, 1998. The shareholders elected the following Board of Directors to serve for one year:
                  Name                       Shares Voted For
                  Gaylord K. Swim                    4,073,085
                  Richard D. Clasen                                    4,073,085
                  Hans Imhof                         4,073,085
                  James H. Biggart                                     4,073,085
                  Reino Kerttula                     4,073,085

The shareholders approved the 1998 Incentive Plan by a vote of 3,338,004 for and 369,041 against.

The shareholders approved an amendment to the Company's certificate of incorporation to increase the number of authorized shares of capital stock from twenty million (20,000,000) to twenty-five million (25,000,000), of which twenty million (20,000,000) shares shall be designated as Common Stock and five million (5,000,000) shares shall be designated as Preferred Stock, by a vote of 3,264,699 for and 398,284 against.

The shareholders ratified the appointment of Grant Thornton LLP as independent auditors for the fiscal year 1999 by a vote of 4,259,300 for and 1,517 against.

Item 6.           Exhibits and Reports on Form 8-K

         A)       Exhibits.
                  Exhibit 27 - Financial Data Schedule
         Reports on Form 8-K
                  None.
                                                             SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     EFI ELECTRONICS CORPORATION
                                                            (Registrant)

November 12, 1998
                                                            Richard D. Clasen
                                         Chief Executive Officer, President and
                                         Director (Principal Executive Officer)

November 12, 1998
                                                            David G. Bevan
                                         Chief Financial Officer, Executive Vice
                                               President & Secretary (Principal
                                                            Financial Officer)