Form 10QSB
period 1998-12-31
EFI ELECTRONICS CORP
filed 1999-02-16
CIK 785970

FORM 10-QSB


                                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                                       WASHINGTON, D.C.  20549


                           (Mark one)

                          |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                         OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended                   December 31, 1998
                                                 -------------------------------


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


         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|_



         Number of shares of the registrant's $0.0001 par value common stock outstanding at December 31, 1998: 5,574,479

INDEX TO FORM 10-QSB



PART I    FINANCIAL INFORMATION                                            PAGE


         Item 1.  Consolidated Financial Statements

                  Balance Sheets as of December 31, 1998 (Unaudited)  and
                  March 31, 1998 .............................................3

                  Statements of Earnings for the three months
                  ended December 31, 1998 and 1997 (Unaudited)................4

                  Statements of Earnings for the nine months
                  ended December 31, 1998 and 1997 (Unaudited)............... 5

                  Statements of Cash Flows for the nine months
                  ended December 31, 1998 and 1997 (Unaudited)................6

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


PART II   OTHER INFORMATION



         Item 6.  Exhibits and Reports on Form 8-K...........................13

         Signatures..........................................................13

                                               PART I - FINANCIAL INFORMATION
Item 1.       Financial Statements

CONSOLIDATED BALANCE SHEETS
                                                                                      DECEMBER 31, 1998      MARCH 31, 1998
--------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)           (as Restated)
ASSETS
Current assets:
     Cash and cash equivalents                                                        $    14,207             $      9,566
     Receivables, net                                                                   2,747,597                3,981,682
     Inventories, net                                                                   3,321,901                3,359,178
     Prepaid expenses                                                                     149,331                   90,817
--------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                           6,233,036                7,441,243
--------------------------------------------------------------------------------------------------------------------------

Property - net                                                                          2,524,208                2,539,290
Other assets:
     Goodwill, net                                                                        671,610                  752,203
     Other assets                                                                          44,666                   62,130
--------------------------------------------------------------------------------------------------------------------------
         Total other assets                                                               716,276                  814,333
--------------------------------------------------------------------------------------------------------------------------
              Total assets                                                             $9,473,520              $10,794,866
==========================================================================================================================

LIABILITIES
Current liabilities:
     Accounts payable                                                                    $934,069               $1,595,440
     Estimated customer warranty claims within one year                                   223,199                  205,405
     Accrued liabilities                                                                  343,815                  294,297
     Revolving line of credit                                                           2,823,767                3,472,935
     Current maturities of capital lease obligations                                      176,111                  159,242
     Current maturities of notes payable                                                  407,502                  681,690
--------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                      4,908,463               $6,409,009
--------------------------------------------------------------------------------------------------------------------------
Long-term liabilities:
     Estimated customer warranty claims beyond one year                                   145,000                   53,000
     Capital lease obligations, less current maturities                                   218,882                  353,498
     Notes payable, less current maturities                                               893,906                  895,082
--------------------------------------------------------------------------------------------------------------------------
         Total long-term liabilities                                                    1,257,788                1,301,580
--------------------------------------------------------------------------------------------------------------------------
              Total Liabilities                                                         6,166,251                7,710,589
--------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
     Common stock                                                                             557                      551
     Additional paid-in capital                                                         2,952,791                2,930,739
     Cumulative foreign currency translation adjustment                                    (8,137)                  (5,870)
     Retained earnings                                                                    572,058                  368,857
--------------------------------------------------------------------------------------------------------------------------
                                                                                        3,517,269                3,294,277
Less: Stock subscriptions and notes receivable
        from management                                                                  (210,000)                (210,000)
---------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                     3,307,269                3,084,277
---------------------------------------------------------------------------------------------------------------------------
              Total liabilities and stockholders' equity                               $9,473,520             $10,794,866
==========================================================================================================================

                                     See notes to financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

For the three months ended December 31,                                                      1998                     1997
--------------------------------------------------------------------------------------------------------------------------
Net sales                                                                            $ 3,461,503               $ 4,248,981
Cost of sales                                                                          2,272,761                 2,699,293
--------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                           1,188,742                 1,549,688
--------------------------------------------------------------------------------------------------------------------------
Operating expenses:
     Selling, general and
     administrative expenses                                                             858,328                 1,028,230
     Research and development                                                            156,894                   236,108
--------------------------------------------------------------------------------------------------------------------------
         Total operating expenses                                                      1,015,222                 1,264,338
--------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                                                 173,520                   285,350
--------------------------------------------------------------------------------------------------------------------------
Other income/(expense):
     Equity in earnings of affiliate                                                          -0-                 (79,375)
     Interest expense                                                                   (108,990)                (135,522)
     Other, net                                                                          (24,189)                 (37,765)
--------------------------------------------------------------------------------------------------------------------------
         Total other expense, net                                                       (133,179)                (252,662)
--------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                              40,341                    32,688
Income taxes                                                                                -0-                        -0-
--------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                           $  40,341                $   32,688
========================================================================================================================

Earnings per share:

     Basic                                                                             $     0.01            $        0.01
     Diluted                                                                           $     0.01            $        0.01
========================================================================================================================


Weighted average shares outstanding

     Basic                                                                              5,574,479                5,273,096
     Diluted                                                                            5,574,479                5,528,039
========================================================================================================================

             See notes to financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

For the nine months ended December 31,                                                       1998                     1997
--------------------------------------------------------------------------------------------------------------------------

Net sales                                                                             $11,313,164              $12,079,263
Cost of sales                                                                           7,421,738                7,741,446
--------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                            3,891,426                4,337,817
--------------------------------------------------------------------------------------------------------------------------
Operating expenses:
     Selling, general and
     administrative expenses                                                            2,719,418                3,104,695
     Research and development                                                             510,421                  605,811
--------------------------------------------------------------------------------------------------------------------------
         Total operating expenses                                                       3,229,839                3,710,506
---------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                                                  661,587                  627,311
------------------------------------------------------------------------------------------------------
Other income/(expense):
     Equity in earnings of affiliate                                                          -0-                   23,375
     Interest expense                                                                    (379,352)                (398,892)
     Other, net                                                                           (79,034)                 (85,800)
---------------------------------------------------------------------------------------------------------------------------
         Total other expense, net                                                        (458,386)                (461,317)
---------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                              203,201                  165,994
Income taxes                                                                                 -0-                       -0-
--------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                          $   203,201              $   165,994
==========================================================================================================================

Earnings per share:

     Basic                                                                         $         0.04           $         0.04
     Diluted                                                                       $         0.04           $         0.03
========================================================================================================================


Weighted average shares outstanding

     Basic                                                                           5,562,480                4,704,084
     Diluted                                                                         5,562,480                4,910,623
=============================================================================================================

                 See notes to financial statements.

CONSOLIDATED STATEMENTS OF CASHFLOWS (unaudited)

For the nine months ended December 31,                                                    1998                        1997
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net earnings                                                                  $ 203,201                $  165,994
         Adjustments to reconcile net earnings to net cash
         provided by (used in) operating activities:
                  Depreciation                                                           536,985                   442,657
                  Amortization                                                            80,593                    40,497
                  Equity in earnings of joint venture                                        -0-                   (23,375)
                  Provision for obsolete inventory                                       127,503                    56,250
                  Provision for bad debts                                                 38,273                    15,000
                  Provision for warranty expenses                                        300,049                   174,855
                  Increase/(decrease) in cash due to change in:
                     Receivables                                                       1,195,812                  (421,206)
                     Inventories                                                         (90,226)               (1,276,521)
                       Prepaid expenses                                                  (58,514)                 (173,020)
                       Other assets                                                       17,464                    25,437
                       Accounts payable                                                 (661,371)                 (145,296)
                       Reserve for customer warranty                                    (190,255)                 (222,427)
                       Accrued income taxes payable                                          -0-                  (113,309)
                       Accrued liabilities                                                49,518                   437,743
--------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by / (used in) operating activities                1,549,032                (1,016,721)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
        Distribution from joint venture                                                      -0-                    90,719
        Capital expenditures                                                            (521,903)                 (761,601)
 ---------------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                                 (521,903)                 (670,882)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
         Net payments under revolving line of credit                                    (649,168)                  196,767
         Principal payments on notes payable                                            (275,364)                 (364,725)
         Principal payments under capital lease obligations                             (117,747)                  (51,418)
         Proceeds from borrowings under notes payable                                        -0-                   205,000
         Proceeds from sales of common stock                                                 -0-                 1,695,356
         Proceeds from exercise of stock options                                          22,058                     3,787
--------------------------------------------------------------------------------------------------------------------------
                  Net cash (used in)/provided by financing activities                 (1,020,221)                1,684,767
--------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                   (2,267)                      -0-
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                       4,641                    (2,836)
Cash and cash equivalents at beginning of period                                           9,566                    10,123
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $   14,207              $      7,287
==========================================================================================================================

Supplemental  disclosure of cash flow  information:
          Cash paid during the period for:
                  Income taxes                                                        $      -0-              $    113,309
                  Interest                                                            $  402,154              $    402,991
==========================================================================================================================

Supplemental schedule of non-cash investing and financing activities:
1999      The Company retired $ 307,624 of fully depreciated property



The Company entered into Capital lease obligations for the acquisition
of equipment                                                                          $      -0-              $    418,767
===========================================================================================================================

                                            See notes to financial statements.
                                 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In the opinion of Management, the accompanying consolidated financial statements contain adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of EFI Electronics Corporation (the "Company") and subsidiary at December 31, 1998 and March 31, 1998, and the results of their operations and their cash flows for the three and nine months ended December 31, 1998 and 1997. The results of operations for the three months and nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.

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

1.  RECEIVABLES

Receivables consisted of the following:
                                        December 31,1998         March 31, 1998
                                          (Unaudited)
Trade and other receivables               $ 2,760,235               $ 4,026,047
Allowance for doubtful accounts               (12,638)                  (44,365)
--------------------------------------------------------------------------------
Total Receivables                         $ 2,747,597               $ 3,981,682
================================================================================

2.  INVENTORIES

Inventories consisted of the following:
                                     December 31, 1998           March 31, 1998
                                         (Unaudited)
Raw materials                             $ 1,696,268               $ 1,842,504
Work-in-process                               502,537                   552,250
Finished goods                              1,300,072                 1,039,424
-------------------------------------------------------------------------------
                                            3,498,877                 3,434,178
Less allowance for obsolete inventory        (176,976)                  (75,000)
-------------------------------------------------------------------------------
Total Inventory                           $ 3,321,901               $ 3,359,178
===============================================================================

3.  NET EARNINGS PER COMMON SHARE

Basic earnings per common share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the dilutive earnings per share calculation include stock options and warrants granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (Unaudited)

NET EARNINGS PER COMMON SHARE, continued

The following data show the amounts used in computing earnings per common share, including the weighted average number of shares and dilutive potential common stock.

                                               Nine Months Ended December 31,
                                                1998                      1997
Shares outstanding during
the entire period                            5,504,644                 4,216,174

Weighted average shares
issued during the period                        57,836                   487,910


Weighted average number of
shares used in basic EPS                     5,562,480                 4,704,084

Dilutive effect of stock options
and warrants                                       -0-                   206,539
                                           -----------                 ---------

Weighted average number of shares
and dilutive potential stock used
in dilutive EPS                              5,562,480                 4,910,623
                                            ==========              ============


                                               Three Months Ended December 31,
                                                1998                      1997
Shares outstanding during
the entire period                            5,574,479                 5,272,711

Weighted average shares
issued during the period                          -0-                        385

Weighted average number
of shares used in basic EPS                  5,574,479                 5,273,096

Dilutive effect of
stock options and warrants                        -0-                    254,943
                                      -----------------              -----------

Weighted average number of shares
and dilutive potential stock used
in dilutive EPS                              5,574,479                 5,528,039
                                           ===========               ===========

For the three and nine months ended December 31, 1998 options and warrants to acquire 25,000 shares and 128,955 shares of common stock, respectively, were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common stock during the periods.


4.  REVOLVING LINE OF CREDIT, CAPITAL LEASE OBLIGATIONS AND NOTES PAYABLE

At December 31 and March 31, 1998, revolving line of credit, capital lease obligations and notes payable, the carrying value of which approximates fair value, consisted of the following:

                                     December 31, 1998            March 31, 1998
                                         (Unaudited)

Revolving line of credit                  $ 2,823,767                $ 3,472,935
================================================================================

Capitalized lease obligations                 394,993                   512,740
Less current maturities                      (176,111)                 (159,242)
--------------------------------------------------------------------------------
     Capitalized lease obligations
       (less current maturities)         $    218,882              $    353,498
================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (Unaudited)

REVOLVING LINE OF CREDIT, CAPITAL LEASE OBLIGATIONS AND NOTES PAYABLE, continued

                                     December 31, 1998            March 31, 1998
                                        (Unaudited)
Notes payable:
   Collateralized promissory note         $   707,807              $    848,695
   Uncollateralized subordinated
   note - director                            300,000                   300,000
   Collateralized promissory note
   - machinery                                143,494                   174,247
   Uncollateralized note - acquisition        150,107                   253,830
--------------------------------------------------------------------------------
                                            1,301,408                 1,576,772
Less current maturities                      (407,502)                 (681,690)
--------------------------------------------------------------------------------
         Total notes payable,
         less current installments       $    893,906              $    895,082
================================================================================

The revolving line of credit in place at December 31, 1998, provides for borrowings up to $3,700,000 collateralized by accounts receivable and inventories. Interest is payable monthly at a rate of prime
(7.75% as of December 31, 1998) plus 1.5%. Principal payments are made as cash is received from customers for accounts receivable. Borrowings are based on formulas involving balances of eligible accounts receivable and inventories. The line of credit agreement expires in March 2001.


5. Reclassifications:
Certain reclassificationshave been made to the March 31, 1998 Financial Statements to conform with the December 31, 1998 presentation.

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

General:

The following discussion should be read in conjunction with the financial statements and notes contained in this report.

Results of Operations:

Net Sales for the nine months ended December 31, 1998, decreased by $766 thousand (6%) compared to the nine months ended December 31,1997.
For the three-month period ended December 31, 1998, net sales decreased
$787 thousand (19%) over the previous year.The decrease in net sales, all of which occurred in the quarter just ended, reflects an expected decline in revenue from Thomson Consumer Electronics ("TCE")as the Company's relationship with TCE has changed from a supplier of products to a provider of design, material and production sourcing and post-sale support services for products made by third parties in Asia. Revenue from TCE is in the form of fee income which is lower than product revenue although the positive margin impact is expected to be greater.

Revenue from international sources increased 46% year-to-date compared to the prior year as a result of growth in Latin American and European business. Revenue from Asian customers was down as expected, reflecting the general economic turndown in Asian markets. Although revenue from this area is expected to remain lower than last year, revenue growth in Europe, Latin America and other areas is expected to continue to grow.

Gross Profit on sales for the nine months ended December 31, 1998, decreased by $446 thousand (10%) compared to the nine months ended December 31, 1997. Gross profit as a percentage of sales was 34.4% in the current year compared to 35.9% in the prior year.For the three months ended December 31,1998, gross profit decreased by $361 thousand (23%). Gross profit as a percent of sales was 34.3% in the current year compared to 36.5% in the prior year. These decreases are a result of very low margins on product sales to two customers that are phasing out certain products.These low margin product sales represent "clearance " pricing to liquidate inventory. Sales to Hubbell,Inc. which replaced previous electrical distribution revenues are also at lower margins than business that these sales replaced. Such lower margins have been more than offset by lower sales and marketing expenses.In addition, the Company increased its allowance for obsolete inventory resulting from the discontinuance of several products which were replaced by new products.


The Company expects that the change in its relationship with TCE, described above, will enhance gross profit margins in future periods.

Operating Expenses for the nine months ended December 31, 1998 decreased by $481 thousand (13%), compared to the nine months ended December 31, 1997.
For the three month period ended December 31, 1998 operating expenses decreased $249 thousand (20%) compared to the three month period ended December 31, 1997.

Operating expenses changed in both periods as described below :
         Sales and marketing expenses decreased by $428 thousand for the nine months ended December 31, 1998 as compared to the same period ended December 31, 1997. Reductions occurred in outside commissions, promotion expenses and headcount expenses related to the Company's shift from electrical distribution to a long-term distribution agreement through Hubbell.

         General and administrative expenses increased $42 thousand for the nine months ended December 31, 1998 compared to the prior year due to increases in occupancy expense related to the Company's new facility and incentive compensation expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)


         Research and development expenses decreased $95 thousand for the nine months ended December 31, 1998 compared to the same period in 1997.
         In 1997, the Company spent significant amounts on re-certification of its products at Underwriters' Laboratory (UL) to conform to new UL standards. This requirement did not recur in the current year.

Net Earnings for the nine months ended December 31, 1998, improved by $37 thousand as compared to the nine months ended December 31, 1997, as a result of the above described factors. Net earnings for the three month period ended December 31, 1998 increased $8 thousand compared to the three month period ended December 31, 1997, for the same reasons which contributed to the nine month improvement.

Liquidity and Capital Resources:

Cash Flows From Operating Activities for the nine months ended December 31,1998 increased by $2.6 million compared to the nine months ended December 31, 1997. In addition to net earnings and non-cash items for the quarter, the items that influenced this increase most significantly are described below:

         Receivables, net of bad debt reserve, decreased by $1.2 million.This decrease is due primarily to greater focus on collections, the elimination of receivables from EFI Electronics Europe, S.L. as a result of acquiring that Company as of January 1, 1998, and the reduction of receivables from TCE as this revenue source shifted from product to fee income.

         Accounts payable decreased by $661 thousand during the first nine months of fiscal 1999. As the Company has returned to profitability, management has focused on improving operating cash flow. As this has occurred, the Company has used a part of this improvement to pay down its obligations to suppliers. The Company has maintained adequate relationships with its suppliers.

         Provision for warranty expenses increased $110 thousand as a result of reserve requirements related to TCE fee income, even though payments on warranty claims have decreased from the prior year. This increase is a reflection of the significant volume of units shipped by TCE for which the Company has post sale support obligations,including warranty claims and administration.

         Provision for obsolete inventory has increased $71 thousand over the prior year resulting from the discontinuance of several products during the year that were replaced by new products.


Cash Flows used in Investing Activities decreased for the nine months ended December 31, 1998 by $149 thousand compared to the nine months ended December 31, 1997, as a result of reductions in capital expenditures and elimination of distributions from a joint venture that was acquired in January 1998.

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations, continued

Cash Flows provided by Financing Activities decreased by $2.7 million for the nine months ended December 31, 1998 compared to the nine months ended
December 31, 1997. In August 1997, the Company received $1.7 million as proceeds from a one-time private sale of its common stock. In addition, the Company has been able to pay down its revolving line of credit by $649 thousand during this period as a result of significant improvement in operating cash flows.

Based on expected future revenues, management believes that existing cash balances, borrowings available under the Company's line of credit, and cash generated from operations will be adequate to meet the Company's anticipated cash requirements through the next twelve months. Management's expectations are subject to risks and uncertainties that include, but are not limited to, the Company's dependence on several key customers and its limited liquidity and financial condition.

Factors Affecting Future Results:

The Company has addressed Year 2000 (Y2K) compliance issues. The Company's current management information and control system is not Y2K compliant. However, the Company is installing an information system that replaces its present system which will comply with Y2K requirements.This system is estimated to cost the Company $300,000 in fiscal year 1999 capital expenditures amortized over 3-7 years. In addition, internal resources are being diverted to this project for a period of 7-8 months. Internal resources used for this project are comprised of existing human resources that cause no incremental financial cost to the Company as a result of this project. The Company's previous system was significantly out of date and has had many deficiencies as a management tool. Implementation of this new system is a required part of ongoing improvements to operations with Y2K compliance being an important but incidental benefit.These costs are not expected to have a material effect on the Company in any given period.Implementation of this system was complete in January 1999.Approximately $280,000 of the original estimate has been spent to complete the project.



During fiscal year 1998, the Company evaluated its computer and telecommunications hardware for Y2K compliance and has upgraded all of its systems to be compliant. In addition, the Company has taken steps to ensure that its banking and lending relationships are with Y2K compliant financial institutions. During fiscal 1999,the Company will work with its major customers and suppliers to ensure that Y2K compliance issues will not interrupt the normal activities supported by these relationships.

Management believes that the major risk of the Y2K phenomenon will result from possible temporary disruption of transportation systems, failure of certain government agencies to be adequately prepared and media-related social and political disruptions. Since these factors are out of the direct control of management, the Company will increase its inventory and cash levels during the fourth calendar quarter of 1999 in order to have sufficient resources to continue its business operations.

This Form 10-QSB contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). These can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "anticipate", "estimate", or "continue," or the negative thereof or other variations thereon or comparable terminology. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise.

These forward-looking statements are subject to risks and uncertainties that include, but are not limited to the Company's limited liquidity and reliance on certain customers that represent significant portions of the Company's total revenue, as well as those identified in this report, described from time to time in the Company's other Securities and Exchange Commission filings, or discussed in the Company's press releases. Actual results may vary materially from expectations. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

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

                                         EFI ELECTRONICS CORPORATION
                                         (Registrant)

February 12, 1999
                                         Richard D. Clasen
                                         Chief Executive Officer, President and
                                         Director (Principal Executive Officer)

February 12, 1999
                                         David G. Bevan
                                         Chief Financial Officer, Executive Vice
                                         President & Secretary (Principal
                                         Financial Officer)