Form 10KSB/A
period 1998-03-31
EFI ELECTRONICS CORP
filed 1999-02-17
CIK 785970

FORM 10-KSB/A
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


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

                               _____Delaware
75-2072203         .
                               (State or other jurisdiction
of           (I.R.S. Employer
                                                 incorporation or
organization)                  Identification Number)

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


This Amendment No. 1 to Form 10-KSB dated March 31, 1998 is being file by EFI Electronics Corporation at the request of the Securities and Exchange Commission to update Part III, Item 13 to include certain references to contracts inadvertently omitted in the original filing. Also included are copies of these contracts.


Table of Contents

Part III, Item 13.............................................................3

Signature Page................................................................4

Exhibit 21....................................................................5

Lease Agreement............................................................6-29

Supply Agreement..........................................................30-38

Employment Contract.......................................................39-46























PART III


Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits:
      S-B       Incorporated   Filed
      Number    Exhibit   by Reference    Herewith
      3.1  Certificate of Incorporation as Restated and Amended
(1)
      3.2  Amended and Restated Bylaws    (2)
      10.1 Non-Qualified Stock Option Plan and Incentive
           Stock Option Plan As Amended (May 1991)  (3)
      10.2 Lease Agreement for Company Headquarters
           in Salt Lake City, Utah        X
      10.3 Hubbell Stock Purchase Agreement         X
      10.4 Employment Contract with Richard D. Clasen         X
      23.1 Independent Accountant's Consent - Grant Thornton LLP
X
      21   List of subsidiaries     X
      27   Financial Data Schedule        X

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









Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 22, 1998.

                                          EFI ELECTRONICS CORPORATION


                                          By:  /s/

                                          Richard D. Clasen
                                          Chief Executive Officer
and President





































Exhibit 21
EFI Electronics Corporation Subsidiaries


           Company Name                        Venue of Incorporation
           EFI Electronics Europe S.L.         Barcelona, Spain




LEASE AGREEMENT

                             FOR

                        NINIGRET VIII

                           BETWEEN

         NINIGRET PARK DEVELOPMENT, L.C., AS LANDLORD

                             AND

            EFI ELECTRONICS CORPORATION, AS TENANT

                            DATED

                        JULY 21, 1997










                       LEASE AGREEMENT

                             FOR

                        NINIGRET VIII


   THIS AGREEMENT TO LEASE (the "Lease") dated this 21st day of July, 1997, by and between NINIGRET PARK DEVELOPMENT, L.C., a Utah limited liability company, hereinafter called "Landlord," and EFI ELECTRONICS CORPORATION, a Delaware corporation, hereinafter called "Tenant".

                         WITNESSETH:

   Whereas, Tenant desires to lease from Landlord, for the term set forth below, for Tenants use, the Leased Premises, as hereinafter defined, to be constructed on a portion of that certain real property consisting of approximately 9.5 acres known by Landlord as "Ninigret VIII", consisting of approximately 212,000 square feet of building, and located at approximately 4800 West 1825 South, Salt Lake City, Utah (herein the "Property").

   NOW, THEREFORE, in consideration of the covenants and premises contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, it is agreed by the parties hereto as follows:

                         ARTICLE I
                      LEASED PREMISES

  Landlord hereby demises and leases to Tenant, and Tenant hereby leases and takes from Landlord, approximately 56,466 gross square feet of warehouse space located in that certain building (the "Building") constructed upon the Property, a site plan of which space is attached hereto as Exhibit A (the "Site Plan"), together with (a) the items set forth in the Building Standards as are listed on Exhibit B hereto (to the extent not inconsistent with Exhibits C-1 through 3 below), (b) such Landlord improvements ("Landlord's Improvements") as are listed on Exhibits C-1 through 3 hereto, and (c) the nonexclusive right to use and enjoy all improvements, ingresses and egresses located on the Property outside of the Building, including without limitation the driveways, sidewalks, Tenant's pro rate share of the car parking spaces (plus such additional car parking spaces that Landlord will construct or otherwise make available for Tenant's exclusive use, either on the Property or in reasonable proximity thereto, so that Tenant will have for its use approximately 110 car parking spaces in total) and landscaping (all of which are designated herein, the "Leased Premises"), for the term and upon the rental herein set forth.




                         ARTICLE 11
                           TERM

   2.1 TERM: This Lease shall be for a term of twelve years (the "Term") commencing on the Commencement Date, as hereinafter defined, and the date which is twelve (12) years after the Commencement Date plus such number of additional days so as to cause the expiration date to end on the last day of a month (the "Fixed Expiration Date"), or on such earlier or later date upon which the Term shall sooner or later end pursuant to any of the terms, conditions or covenants of this Lease or pursuant to law (the "Expiration Date'). Tenant shall have no option or other right to renew this Lease beyond such Term.

   2.2 POSSESSION: Landlord shall cause to be constructed the Tenant Improvements and shall use reasonable efforts to complete such Improvements by October 1, 1997, at which time Tenant may fully occupy the Leased Premises and payment of rent shall begin (the "Commencement Date"). If Landlord is unable to provide Tenant with full possession of the Leased Premises on or before November 15, 1997, Tenant at its option upon written notice to Landlord, on or before December 1, 1997, may terminate this Lease and neither party shall thereupon have any liability to the other under the terms of this Lease.

                        ARTICLE III
                           RENT

   3.1 RENT: (a) Tenant shall pay to Landlord in monthly installments payable in advance on the first day of each month base rent at the following monthly rates (the "Base Rent"):

First 60 Months of Lease Term                      $ 22,586.40
Second 60 Months of Lease Term                     $ 25,296.77
Last 24 Months of Lease Term                       $ 28,332.38

Base rent shall be payable from the Commencement Date until the Expiration Date, together with the additional rent and other charges provided for in this Lease. Rent for any period during the term of this Lease that is for less than one month shall be a prorata portion of the monthly installment.

         (b) All rent and additional rent payable under this Lease shall be paid at the office of Landlord stated herein, or at such other place as Landlord may hereafter designate by notice to Tenant, without any offset or deduction whatsoever. Should any rental payment by Tenant to Landlord hereunder not be made within ten (1 0) days after the date when due, Tenant shall pay Landlord a late payment charge equal to five percent (5%) of the unpaid payment; provided that Landlord shall waive such late payment penalty on such first occurrence provided such delay is cured immediately after notice thereof. This late payment charge shall be deemed additional rent and at Landlord's election shall be added to the rent for the month in which the rent shall be due and Landlord shall have all right with respect to additional rent as for non-payment of any and all other rents due under the terms of this Lease. The demand for and collection of the aforesaid late payment charge shall in no way be deemed a waiver of any and all other remedies that Landlord may have under the Lease by way of summary proceeding or otherwise in the event of a default in payment of rent.

   3.2 NO SET-OFF: The Base Rent shall be paid to Landlord without notice, demand, abatement, deduction or set-off, except as provided in this Lease. Tenant will also pay without notice, except as may be required in this Lease, and without abatement, deduction or set-off, except as otherwise provided in this Lease, as additional rent, all other payments that Tenant in any of the provisions of this Lease assumes and agrees to pay and/or deposit (which, together with the Base Rent are hereinafter referred to as "Rental") and, in the event of any non-payment or non-deposit thereof, Landlord shall have (in addition to all other rights and remedies) all the rights and remedies provided for herein or by law in the case of non-payment of the Rental.

   3.3 PAYMENT OF TAXES: (a) Beginning on and after the Commencement Date, Tenant shall pay when due its "Pro Rata Share" (as determined under Section 5.6(b)(iii) below) of all real or personal property taxes, license fees and assessments levied or imposed against, or measured by, the land and improvements of which the Leased Premises are a part or measured by the rent payable hereunder during the term of the Lease or any extension thereof, by state, municipal or other governmental authority (but excluding Federal, state or municipal income or corporate franchise taxes) or by private body pursuant to applicable covenants, conditions and restrictions that relate to the terms of this Lease, regardless of whether payment of such tax is due during the Term of the Lease or may be postponed until a time after the lease Term (herein "Taxes"). Payment of such Taxes relating to a particular taxable year, prorated in the event that the Taxes are payable for a partial lease year, shall be paid at the time and in the manner as provided in Section 5.6(a). If Tenant fails to pay when due any of such Taxes as set forth herein, Landlord may pay the same under the provisions of Article XIII, set forth below. Tenant's obligations to pay Taxes hereunder, with respect to the period covered by the Lease, shall survive the Expiration Date.

        (b) Tenant shall also pay to Landlord, as additional Taxes, Tenants share (based on Tenant's Pro Rata Share) of the reasonable costs and expenses paid or incurred by Landlord during each calendar year of the Lease Term for professional and other services (including, but not limited to, reasonable fees and expenses of consultants, attorneys, appraisers and experts) in connection with efforts which successfully lowered Taxes or successfully resisted increased Taxes. Such costs and expenses shall be determined in accordance with generally accepted accounting principles and allocated to any particular calendar year on the accrual method of accounting. Tenant shall pay its share of such costs and expenses annually within thirty (30) days following receipt by

Tenant of a statement therefor, and Tenant's share shall be prorated in the event Tenant is required to make such payment for a partial lease year. If Tenant shall request Landlord to contest any increase in Taxes, and provided in Landlord's reasonable judgment the requested contest has a reasonable prospect for success, Landlord shall undertake such contest and Tenant shall pay its share of the costs thereof as provided hereinabove.

   3.4 SECURITY DEPOSIT: Tenant shall not be required to pay any security deposit to Landlord.

                         ARTICLE IV
                         INSURANCE

   4.1 BUILDING INSURANCE: Landlord shall cause to be issued, and Tenant shall pay Men due its Pro Rata Share (as determined under Section 5.6(b)(iii) below) of the cost of, building insurance for the Property insuring against the perils of fire, the extended coverages "all risk' property insurance, vandalism and malicious mischief, and all risks to the Building improvements constituting the Leased Premises (subject to customary insurance policy exclusions) in an amount substantially equal to one hundred (1 00%) percent of its full replacement cost (including demolition and debris removal costs and compliance costs at the time of construction) without regard to depreciation (herein, the "Building Insurance"), or such lesser or greater coverage (including without limitation earthquake coverage) as Landlord in its reasonable discretion may determine.

   4.2 LIABILITY AND OTHER INSURANCE: (a) Tenant shall at all times during the Term, at Tenant's sole cost and expense, with Landlord named as an additional insured, maintain with a financially responsible insurance company, commercial general liability insurance, including without limitation contractual and legal liability, to afford protection on an "occurrence basis" against claims for personal injury (including without limitation bodily injury or death) or property damage and machinery insurance, occurring on, in or about the Leased Premises, the Property and any elevators, or any adjoining properties, with coverage limits of at least the following amounts (which amounts may be increased from time to time as Landlord in its reasonable discretion may determine):

   Bodily Injury, $2,000,000.00 each occurrence; Property Damage,
   $2,000,000.00; or in lieu thereof, a combined limit of bodily injury and property damage liability of not less than
$5,000,000.00
   per occurrence.

         (b) Tenant shall also maintain such insurance covering Tenant's property as Tenant shall reasonably determine, certificates of which upon reasonable request of Landlord shall be furnished to Landlord.

         (c) Tenant shall also maintain workers' compensation and disability benefits insurance covering Tenant's employees at the Leased Premises, and such other and additional insurance, and in such amounts, as may from time to time reasonably be required by law, against such other hazards as are commonly insured against in the case of similarly situated premises or with respect to persons engaged in businesses similar to Tenants business conducted from the Leased Premises.

         (d) Each policy of insurance required to be obtained by Tenant as herein provided and each certificate therefor issued by the insurer shall provide that: (1) no act or omission of Tenant shall affect or limit the obligation of the insurance company to pay to Landlord the amount of any loss sustained, and (ii) such policy (or if such policy is an umbrella or blanket policy, such policy as it relates to the Leased Premises) shall not be canceled or modified without at least thirty (30) days' prior written notice to Landlord. All general liability policies shall name Landlord and, if requested by Landlord, any mortgagee of the Property as an additional insured, as their interests may appear.

   4.3 SUBROGATION: Neither Landlord nor Tenant shall be liable to the other or anyone claiming by, through or under the other, including an insurance carrier or carriers, for any loss or damage actually covered by insurance earned by the other to the extent of such coverage, and no such carriers shall have the right to subrogate against Landlord or Tenant.

                        ARTICLE V
          CONDITION AND MAINTENANCE OF THE PROPERTY

   5.1 CONDITION OF THE PREMISES: (a) Landlord agrees that the Leased Premises shall be, at the Commencement Date, subject to normal "punch list" items requiring correction, which Landlord will be obligated to correct, and that the Leased Premises shall be constructed, substantially in accordance with the list of Landlord Improvements summarized on Exhibits C-1 through 3 hereto, and upon completion of the office and other improvements shall contain all of the elements of Building Standards as are set forth on Exhibit B hereto (but only to the extent not inconsistent with Exhibits C-1 through 3 hereto); (b) the Leased Premises shall, at the Commencement Date, be in all material respects in compliance with the Hazardous Materials Laws (as defined in Section 6.3(b)) and applicable provisions of the Americans with Disabilities Act and all other applicable laws, ordinances, rules and regulations; (c) Landlord shall, at its sole cost and expense, be solely responsible for the replacement of the roof as and when needed and the "Structural Portions" (as defined in Section 5.3) of the Leased Premises; (d) Landlord hereby represents and warrants that the Building and all improvements that will comprise the Leased Premises and all mechanical systems, including without limitation heating, ventilation and air conditioning systems ("HVAC") and water sprinkling systems, shall comply with subsections 5.1 (a) and
(b) hereof and be in good working condition for the first twenty four (24) months of the Term of this Lease and shall, upon notice from Tenant, and at Landlord's sole cost and expense, immediately correct any such item that is not in good working condition during such period of time; and (e) Landlord shall enforce, for the benefit of Landlord and Tenant, any service or product warranty provided to Landlord with respect to the Leased Premises by any third party workman or vendor, in cases where such warranty periods extend beyond 24 months from the Commencement Date of this Lease.


   5.2 MAINTENANCE OF LEASED PREMISES BY TENANT: Except as set forth in Section 5.1 or 5.3, Tenant agrees to maintain and to take good care of that portion of the Leased Premises to which the Tenant has exclusive possession, and to keep the same in a clean, attractive and sanitary condition, all at the sole cost and expense of Tenant, reasonable wear and tear and damage excepted. Tenant shall not commit or suffer, and shall use all reasonable precaution to prevent, waste, damage or injury to the Leased Premises. Further, Tenant agrees to pay when due all charges for water, heat, gas, electricity and other public utilities used on the Leased Premises including the replacement of light bulbs, tubes, ballasts and starters within a reasonable time after they fail to operate properly. In the event any of the foregoing utilities are not separately metered to the Leased Premises, but rather are metered to the Building, Tenant shall pay its Pro Rata Share of such costs when billed for the same by Landlord.

   5.3 REPAIRANDMAINTENANCEOFPROPERTYBYLANDLORD: Landlord shall be responsible for, and keep in good order, repair and condition, at Landlord's sole expense, and without reimbursement from Tenant, the roof and "Structural Portions" (as hereinafter defined) of the Building; provided that Tenant shall be responsible for all repairs and maintenance resulting from its use of the floor slabs and any uses of any Structural Portions that are inconsistent with the design intent of the particular elements. (By way of illustration, those situations for which Tenant would be responsible for the repairs and maintenance of the Structural Portions would include the puncturing of the roof with mechanical equipment, hitting or damaging columns, floors or walls with products, fork lifts or other matters or burdening the floors, roof, columns or wall with excessive stress or weight.) As used in this Lease, the term 'Structural Portions" shall mean the foundations, floor slabs (but only to the extent that such floor slabs evidence cracking or settlement resulting from their original construction, as opposed to Tenant activities thereon or uses therewith), weight bearing elements and other structural elements of the Building. Further, Landlord shall be responsible for and shall perform the Applicable Maintenance and Repairs, as hereinafter defined, with respect to the Leased Premises and all of the Property (including that portion of the Property, if any, leased by Landlord to another tenant), and subject to Section 5.6(a) below Tenant shall reimburse Landlord for Tenant's Pro Rate Share of all Operating Costs, as hereinafter defined, incurred by Landlord in performing the Applicable Maintenance and Repairs.

   5.4 ERECTION AND REMOVAL OF SIGNS: Tenant shall have the right, subject to all applicable municipal ordinances and regulations and Covenants, Conditions and Restrictions applicable to the Property, to affix or display on the Building such signs identifying the Tenant and/or its business as Tenant may consider necessary or desirable, and as may be reasonably approved by Landlord. All of Tenant's signs shall be removed by Tenant at or prior to the expiration or termination of this Lease.

   5.5 ALTERATIONS BY TENANT: Tenant may, with the written consent of Landlord, whose consent shall not be unreasonably withheld, but in any event at Tenant's sole cost and expense, make alterations to the Leased Premises, in a good and workmanlike manner, for Tenant's reasonable use of the Leased Premises. Any alterations or improvements to the Leased Premises, including partitions, all electrical fixtures, lights and wiring, and other fixtures, equipment and improvements installed by Tenant, shall become the property of the Landlord at the expiration of the Term or sooner termination of the Lease, unless (a) such alterations or improvements may reasonably be removed by Tenant without damage to the Leased Premises, or (b) upon removal, Tenant repairs any and all damage to the Leased Premises caused by such removal; provided, however, that in Landlord's discretion, Landlord may require Tenant, at Tenant's sole expense and in a good and workmanlike manner, to remove such alterations, fixtures, or equipment as are particularly suited to or for Tenant's use and return the Leased Premises to its condition at inception of the Term. Any alterations or improvements made by Tenant shall be done in a good and workmanlike manner in accordance with design plans prepared by or under the direction of Tenant that were first submitted to Landlord for its reasonable approval. Tenant shall be solely responsible for providing that all such alterations and improvements comply in all respects with all applicable Federal, state and local statutes, including without limitation, local building and zoning ordinances and all disability laws, and Tenant shall provide such protections to Landlord in connection with the construction of such improvements, including without limitation, adequate insurance, mechanics lien waivers, architect and engineer certifications, as Landlord may reasonably request.

   5.6 ADDITIONAL RENT: (a) Tenant agrees to pay or reimburse Landlord, as additional rental, for Tenant's Pro Rata Share of all Operating Costs paid or incurred by Landlord for Applicable Maintenance and Repairs, and for Building Insurance and Taxes attributable to the Building and the Property (all such items of expense, together, referred to herein as the "CAM's"), all in accordance with the provisions of this Section 5.6.

         Landlord shall estimate each year the estimated CAM's (including Taxes and Building Insurance) and charge Tenant monthly one-twelfth of such estimated CAM'S, and shortly after the end of the calendar year in question, Landlord shall furnish to Tenant an itemized statement ("Landlord's CAM Statement') in reasonable detail of the CAM's for the immediately preceding year and thereupon there shall be an adjustment between Landlord and Tenant, with payment to or repayment by Landlord, as the case may be, and Tenant's CAM contribution for the next ensuing year shall be adjusted upward or downward based upon Landlords CAM Statement. Within ninety (90) days of Tenant's receipt of a Landlord's CAM Statement, Tenant may question or contest any aspect of the Statement by providing written notice to Landlord specifying in reasonable detail the basis for such question or contest. In such case, Landlord shall provide such additional back-up to Landlord's CAM Statement as may be reasonably necessary to provide proof of the payment in question.

         (b)    Definitions.  (i)    The term "Applicable
Maintenance and Repairs" shall mean, subject to Sections 5.1 and 5.3, all necessary, reasonable or customary operation, maintenance, replacement and repairs of any kind on or with respect to the (A) exterior entrances, doors, wells, ceilings, glass, windows, moldings, to the extent the same are not part of the structural portions or the roof of the Building, sidewalks, driveways, parking lots, landscaping, fences, and water, sewer and gas connections, pipes, mains, and all other fixtures, machinery and equipment, and the servicing of and general repairs to the electrical wiring, plumbing and HVAC systems (including spring and fall servicing, and replacement of filters as recommended by the manufacturers); (B) the mowing of grass, care of shrubs, general landscaping, snow removal, sweeping of parking lot and truck dock areas, and the cleaning and painting of the exterior of the Building as the same may or might be necessary or appropriate in order to maintain the Property in a clean, attractive and sanitary condition; and (C) the cost of periodic maintenance and restoration of Building surfaces, including floors and walls, and other surfaces both on the interior and exterior of the Building and in exterior areas of the Property, as well as repaving and restriping of the parking areas. To the extent that any part of the Property or Building is or becomes irreparable or worn out or exhausted by ordinary use or otherwise or is inadequate for the general use by the Tenant thereof, including without limitation the HVAC, the water sprinkling system or the electrical or plumbing systems, Applicable Maintenance and Repairs shall include the repair, replacement or improvement of such item, as the case may be. When used in this Article V, the term "repairs" shall include all necessary replacements, renewals, alterations and additions. All repairs made shall be equal in quality and class to the original work and shall be made in compliance with all applicable legal requirements and under the building code then in effect.

        (ii) The term "Operating Costs" shall mean the sum of all reasonable expenses and costs paid or incurred by Landlord in performing and accomplishing the Applicable Maintenance and Repairs, including all costs and expenses for labor, materials and other costs or expenses, plus an administrative fee payable to Landlord of 5% of the amount of the total CAM's for such year. By way of example, Operating Costs shall include without limitation: the cost of all building and cleaning supplies and materials; the cost of all charges for cleaning, maintenance, and service contracts and other services, the cost of all professional services, and the cost of any replacement equipment. Any expenses for maintenance incurred by Landlord that pertain to both the Property and other properties contiguous to or in the vicinity of the Property shall be reasonably and equitably allocated between the relevant properties.

        (iii) The term "Pro Rata Share" shall mean the percentage set forth in Exhibit D hereof.

        (iv) To the extent they do not interfere materially with Tenant's use of the Leased Premises, there shall be no allowance to Tenant for diminution of rental value and no liability on the part of Landlord by reason of inconvenience, annoyance or injury to business or person arising from Landlord or others making repairs, alterations, additions or improvements in or to any portion of the Building or the Leased Premises or in and to the fixtures, appurtenances or equipment thereof. Tenant shall not be entitled to any set off or reduction of rent by reason of any failure of Landlord to comply with the covenants of this or any other article of this Lease. Tenant agrees that Tenant's sole remedy at law in such instance will be by way of an action for damages for breach of contract or specific performance. The provisions of this Article V shall not apply in the case of fire or other casualty, which are dealt with in Article IX hereof.
Anything herein contained to the contrary notwithstanding, in no event shall Landlord be liable to Tenant in connection with the undertakings of Landlord pursuant to this Section 5.6 except in the case of Landlord's gross negligence or willful misconduct.

                       ARTICLE VI
         AUTHORIZED USE; COMPLIANCE WITH LAWS

   6.1 AUTHORIZED USE: Tenant may use the Leased Premises for the manufacture, distribution and sale of electronic products and all lawful activities associated therewith; provided that Tenant shall not (i) store or do anything on or in the Leased Premises that would cause the existing fire protection system to be deemed or declared inadequate or illegal under any existing law or under existing and customary insurance rating guidelines or policies, unless Tenant upgrades, at Tenants expense, the system to comply with such @ or guidelines; (ii) do, bring or keep anything in or about the Leased Premises that will cause a cancellation of any insurance policies covering the Leased Premises, (iii) use the Leased Premises in any manner that will constitute waste, nuisance or cause unreasonable annoyance to owners or occupants of neighboring properties, or (iv) create or permit to be created any lien, encumbrance or charge upon the Building or Property or any part thereof or the income therefrom, or any assets of Landlord, or suffer any other matter or thing whereby the estate, rights and interest of Landlord in the Property or any part thereof, or any assets of Landlord, might be impaired or (v) do anything on the Leased Premises or the Property that will cause damage to the Leased Premises or the Property or any part thereof, ordinary v,/ear and tear excepted. The Leased Premises shall not be used for any dangerous, noxious or offensive trade or business, and Tenant will at all times use and operate the Leased Premises in such a manner as to minimize the risk of indoor air quality problems or any diagnosable illness that can be identified and attributed to contaminants in the Leased Premises attributable to Tenant. Tenant shall take all steps necessary to prevent inadequate ventilation and emission of chemical or other contaminants from indoor and outdoor sources under or within Tenant's control.

   6.2 COMPLIANCE WITH LAWS: (a) Throughout the term of this Lease, Tenant, at its sole cost and expense, shall promptly comply with all present and future safety, health, environmental or other laws, ordinances, orders, rules, regulations and requirements of all federal, state, county and municipal governments, departments, commissions, boards and officers, and all orders, rules and regulations of the National Board of Fire Underwriters or any other body exercising similar functions, which may be applicable to Tenants use of the Leased Premises.

        (b) Tenant shall be responsible for obtaining all permits, licenses and approvals of all Governmental Authorities that are necessary for the operation of its business at the Leased Premises.


        (c) Tenant shall not at any time use or occupy the Leased Premises in violation of the certificate of occupancy issued for the Building.

        (d) No abatement or reduction of the Rental or other charges required to be paid by Tenant pursuant to the terms of this Lease shall be claimed by or allowed to the Tenant for any inconvenience, interruption or loss of business caused directly or indirectly by any such present or future laws, ordinances, orders, rules, regulations or requirements, or as a result of any diminution of the amount of space used by Tenant caused by legally required changes in the operation or use of the Leased Premises.

   6.3 ENVIRONMENTAL MATTERS: (a) Tenant shall not allow the use, generation, handling, storage, transportation, treatment or disposal of "Hazardous Materials" (as defined in Paragraph (b) of this Section 6.3) at the Leased Premises or allow Hazardous Materials to be released or discharged upon or from the Leased Premises or to be located at the Leased Premises without the prior written consent of Landlord; provided that Tenant shall be allowed to use, store, handle or otherwise use any cleaning materials or any other Hazardous Materials if used in the ordinary course of Tenant's operations at the Leased Premises in compliance with all applicable laws and regulations regarding the use of same.

        (b) Tenant shall not cause or permit the Leased Premises to be in violation of any Federal, State or local laws, regulations, guidelines, codes, permits, rules, administrative and judicial orders and ordinances relating to industrial hygiene, indoor air quality laws, regulations and industry standards or to the environmental conditions on, under or about the Leased Premises or the Property including, but not limited to, soil and ground water conditions; provided, however, that Tenant shall not be obligated to Landlord for any Hazardous Material Claims (i) attributable to any pre-existing conditions of the Leased Premises or the Property as of the Commencement Date or (ii) caused by any person other than Tenant or its employees, agents, guests or invitees. Tenant agrees at all times to comply fully and in a timely manner with, and to cause all its employees, agents, invitees, licensees, contractors and any other persons occupying or present on the Leased Premises to comply with, all such laws and all applicable Federal, State and local laws, regulations, guidelines, codes, permits, rules, executive, administrative and judicial orders and ordinances and all provisions and requirements of any casualty, liability or other insurance policy required to be carried by Tenant under the provisions of this Lease (collectively, "Hazardous Materials Laws") applicable to the use, generation, manufacture, handling, storage, treatment, transport and disposal of any flammable materials, explosives, radioactive materials, hazardous wastes, toxic substances or similar materials, including, without limitation, any substances now or hereafter defined as or included in the definition of "hazardous substance," "hazardous waste," "hazardous material," "pollutant or contaminant," or "toxic substance" under any applicable Federal, State or local laws or regulations (including but not limited to _ 101 (1 4) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), 42 U.S.C. _ 9601(14); 101 (33) of CERCLA, 42 U.S.C. _
9601(33); _ 104(5) of the Resource Conservation and Recovery Act, 42 U.S.C. 6903(5)), (collectively, "Hazardous Materials").

         (c) Tenant shall immediately advise Landlord in writing of (1) any and all enforcement, cleanup, removal or other governmental or regulatory actions, of which Tenant is aware or has received notice, instituted, contemplated or threatened against the Leased Premises pursuant to any applicable Hazardous Materials
Laws; (ii) all claims made or threatened in writing by any third party against Tenant or the Leased Premises relating to damage, contribution, cost recovery, compensation, loss or injury resulting from any Hazardous Materials (the matters set forth in clauses (1) and (ii) above are hereinafter referred to as "Hazardous Materials Claims"); and (iii) Tenant's discovery of any occurrence or conditions on the Leased Premises, the Property or any real property adjoining or in the vicinity of the Property that could cause the Property or any part thereof to be subject to any restrictions on the ownership, occupancy, transferability or use of the Property or any part thereof under any Hazardous Materials Laws.

         (d) Landlord shall have the right at its expense to join and participate in, as a party if it so elects, any legal proceedings or actions initiated in connection with any Hazardous Materials Claims caused by Tenant or Tenant's Agents. Tenant shall be solely responsible for, and shall indemnify and hold harmless Landlord, its directors, officers, employees, agents, successors and assigns from and against, any loss, damage, cost, expense and liability directly or indirectly arising out of or attributable to the use, generation, handling, storage, transportation, release, threatened release, discharge, disposal, or presence of Hazardous Materials on, under or about the Leased Premises or the Property; provided, however, that Tenant shall not be obligated to Landlord for any Hazardous Material Claims (or the payment of attorney's fees or disbursements) (i) attributable to any pre-existing conditions of the Leased Premises or the Property as of the Commencement Date, or (ii) caused by any person other than Tenant or its employees, agents, guests or invitees. The indemnity hereunder shall include, without limitation, the costs of any required or necessary repair, cleanup or detoxification, and the preparation and implementation of any closure, remedial or other required plans (including without limitation, the costs arising from the imposition of any lien, governmental or otherwise, for the recovery of environmental cleanup costs expended in connection with any such Hazardous Materials Claims) and all costs and expenses incurred by Landlord in connection therewith, including but not limited to reasonable attorneys' fees and disbursements. The foregoing indemnity shall apply regardless of whether the generation, use, handling, storage, transport, release, disposal, discharge of presence of any such Hazardous Materials was or will be undertaken in accordance with applicable laws, regulations, codes, or ordinances. The provisions of this Section 6.3 shall survive the expiration or termination of this Lease.

                        ARTICLE VII
                RIGHT OF ENTRY BY LANDLORD

   So long as such action does not materially interfere with Tenant's use of the Leased Premises, upon receipt of at least 3 hours notice from Landlord, Tenant shall permit reasonable inspections of the Leased Premises during reasonable business hours by Landlord or Landlord's agents or representatives for the purposes of (a) ascertaining the condition of the Leased Premises, (b) making such repairs or maintenance as may be required or permitted to be made by Landlord under the terms of this Lease, including without limitation Applicable Maintenance and Repairs, (c) making any repairs and performing any work therein that may be necessary by reason of Tenant's failure to make any repairs or perform any work required to be made or performed by Tenant under this Lease, and (d) exhibiting the Leased Premises to prospective tenants, lenders or purchasers.

                        ARTICLE VIII
                 ASSIGNMENT AND SUBLETTING

   This Lease may not be assigned, transferred, mortgaged, disposed of, or pledged by Tenant, nor may the Leased Premises be sublet by Tenant, without the prior written consent of Landlord, whose consent shall not be unreasonably withheld if the proposed assignee, sublessee or other transferee is financially and otherwise responsible, Landlord is furnished a copy of the proposed agreement between Tenant and the transferee, the proposed assignee's or sublessee's use is compatible with the structure and general construction of the Leased Premises, as well as the use and occupancy of the Building by other tenants, if any, of Landlord; provided, that, at Landlord's sole and absolute discretion, it may upon presentment by Tenant of the proposed assignment or sublease elect to recapture the Lease by terminating Tenant's leasehold interest in the Leased Premises as of the date that Tenant otherwise would have commenced the assignment or sublease, with the effect that the Lease shall be terminated and thereafter be of no further force or effect. Any such assignment, transfer, mortgage, disposal, pledge or sublet done without Landlord's consent shall be considered a default by Tenant that shall allow Landlord to use all of its remedies applicable to a default, including a termination of the Lease. For this purpose, a transfer of this lease to an entity under the control of, controlled by or under common control with Tenant shall not be deemed to be an assignment or sublet of the lease so long as Tenant remains obligated fully under the terms of this Lease and provided further that Landlord receives written notice of such transfer within thirty (30) days of such transfer.

                       ARTICLE IX
                 DAMAGE OR DESTRUCTION

   9.1 FIRE OR OTHER CASUALTY: (a) If the Leased Premises or any part thereof shall be damaged by fire or other casualty, Tenant shall give immediate notice thereof to Landlord and this Lease shall continue in full force and effect except as hereinafter set forth.

        (b) If the Leased Premises are partially damaged or rendered partially unusable by fire or other casualty, the damages thereto shall be repaired by and at the expense of Landlord, but only to the extent of any insurance proceeds thereto, and the Rental, until such repair shall be substantially completed, shall be apportioned from the day following the casualty according to the part of the Leased Premises that is usable.

         (c) If the Leased Premises are totally damaged or rendered wholly unusable by fire or other casualty, then the rent shall be proportionately paid up to the time of the casualty and thenceforth shall cease until the date when the Leased Premises shall have been repaired and restored by Landlord, subject to Landlord's right to elect not to restore the same as hereinafter provided.

         (d) If the Leased Premises are rendered wholly unusable or (whether or not the Leased Premises are damaged in whole or in part) if the Building shall be so damaged that Landlord shall decide to demolish it or to rebuild it or if the Building shall be partially damaged and such partial damage is not otherwise covered under section 9.1 (b) above, then, in any of such events, Landlord may elect to terminate this Lease by written notice to Tenant, given within 30 days after such fire or casualty, specifying a date for the expiration of the Lease, which date shall not be more than 30 days after the giving of such notice, and upon the date specified in such notice the term of this Lease shall expire as fully and completely as if such date were the date set forth above for the termination of this Lease and Tenant shall forthwith quit, surrender and vacate the Leased Premises without prejudice however, to Landlord's rights and remedies against Tenant under the provisions of the Lease in effect prior to such termination, and any Rental owing shall be paid up to the date of such fire or casualty and any payments of Rental made by Tenant which were on account of any period subsequent to such date shall be returned to Tenant. If Landlord does not serve a termination notice as provided for herein, and provided the repairs can reasonably be made within ninety (90) days and provided Landlord commits to Tenant to make such repairs within said 90 days of damage, Landlord shall make the repairs and restorations under the conditions of (b) and (c) hereof, but only to the extent of any insurance proceeds thereof, with all reasonable expedition, subject to delays due to adjustment of insurance claims, labor troubles and causes beyond Landlord's control. If Landlord cannot reasonably accomplish such repairs within said 90 days, or does not commit to so accomplish such repairs within 90 days, then Tenant may terminate this Lease. After any such casualty, Tenant shall cooperate with any restoration by removing from the premises as promptly as reasonably possible, all of Tenants salvageable inventory and movable equipment, furniture, and other property. Tenants liability for Rental shall resume five (5) days after written notice from Landlord that the Leased Premises are substantially ready for Tenant's occupancy.

   9.2   NO WAIVER OF UABILITY: Except as specifically set forth in
Section 9.1 hereinabove or in Section 4.3, nothing contained in this Lease shall be construed to relieve Landlord or Tenant from liability that may exist as a result of damage from fire or other casualty. Tenant acknowledges that Landlord will not carry insurance on Tenant's inventory, furniture and/or furnishings or any fixtures or equipment, improvements, or appurtenances removable by Tenant.




                        ARTICLE X
               INJURIES AND PROPERTY DAMAGE

   10.1 INDEMNIFICATION:(a)Tenant shall not do or permit any act or thing to be done upon the Leased Premises or any other part of the Property that may subject Landlord to any liability or responsibility for injury, damages to persons or property or to any liability by reason of any violation of law or any other requirement of a governmental authority and shall exercise such control over the Leased Premises as to fully protect Landlord against any such liability. Tenant shall indemnify and save Landlord, its officers, employees, partners, agents, contractors, successors, heirs and assigns, harmless from and against (a) all claims of whatever nature by third parties arising from Tenant's use of the Leased Premises or any act, omission or negligence of Tenant, its contractors, agents, employees, invitees or visitors,
(b) all claims by third parties arising from any accident, injury or damage whatsoever caused to any person or to the property of any person and occurring during the Term in or about the Leased Premises, and (c) any claim by any third party arising from any breach, violation or non-performance of any covenant, condition or agreement in this Lease set forth and contained on the part of Tenant to be fulfilled, kept, observed and performed. This indemnity and hold harmless agreement shall include indemnity from and against any and all liability, fines, suits, demands, costs and expenses of any kind or nature (including, without limitation, attorneys' fees and disbursements) incurred in or in connection with any such claim or proceeding brought by third parties thereon, and the defense thereof, except to the extent such liability, fines, claims or costs are occasioned by the willful misconduct or gross negligence of Landlord by third parties, in which case Tenants liability to Landlord under this indemnity provision shall be reduced only by the percentage of the loss, damage or liability resulting from or attributable to Landlord's or its agent's willful misconduct, gross negligence or negligence. The obligations of Tenant under this Section 10.1(a) shall not in any way be affected by the absence in any case of covering insurance or by the failure or refusal of any insurance carrier to perform any obligation on its part to be performed under insurance policies required to be maintained by this Lease. Tenant's obligations under this Article shall survive the expiration of this Lease.

        (b) Landlord shall not do or permit any act or thing to be done upon the Leased Premises or any other part of the Property that may subject Tenant to any liability or responsibility for injury, damages to persons or property or to any liability by reason of any violation of law or any other requirement of a governmental authority. Landlord shall indemnify and save Tenant, its officers, employees, partners, agents, contractors, successors, heirs and assigns, harmless from and against (a) all claims of whatever nature by third parties arising from Landlord's material omission or gross negligence of Landlord, its contractors, agents, employees, invitees or visitors resulting from Landlord's performance of Applicable Maintenance and Repairs, (b) all claims by third parties arising from any accident, injury or damage whatsoever caused by Landlord, its contractors, agents, employees, invitees or visitors to any person or to the property of any person and occurring during the Term in or about the Leased Premises from Landlord's performance of Applicable Maintenance and Repairs, and
(c) any claim by any third party arising from

any breach, violation or non-performance of any covenant, condition or agreement in this Lease set forth and contained on the part of Landlord to be fulfilled, kept, observed and performed. This indemnity and hold harmless agreement shall include indemnity from and against any and all liability, fines, suits, demands, costs and expenses of any kind or nature (including, without limitation, attorneys' fees and disbursements) incurred in or in connection with any such claim or proceeding brought by third parties thereon, and the defense thereof, except to the extent such liability, fines, claims or costs are occasioned by the willful misconduct or negligence of Tenant by third parties, in which case Landlord's liability to Tenant under this indemnity provision shall be reduced only by the percentage of the loss, damage or liability resulting from or attributable to Tenant's or its agent's willful misconduct or negligence. The obligations of Landlord under this Section 1 0. I (b) shall not in any way be affected by the absence in any case of covering insurance or by the failure or refusal of any insurance carrier to perform any obligation on its part to be performed under insurance policies required to be maintained by this Lease. Landlord's obligations under this Article shall survive the expiration of this Lease.

   10.2 WAIVER OF LIABILITY: (a) To the extent permitted by law, Tenant releases Landlord, and Landlord's agents from, and waives all claims for, damage to person or property sustained by Tenant resulting from the Building or the Leased Premises or any part of either or any equipment or appurtenance becoming out of repair or resulting from any accident in or about the Building or resulting directly or indirectly from any act or omission of any other Tenant or occupant of the Building, or of any other person other than Landlord or its agents. This section shall apply especially, but not exclusively, to 1) fire, steam, electricity, water, gas, snow or rain, ii) leakage, obstruction or other defects of pipes, sprinklers, wires, plumbing, air conditioning, boilers, snow removal or lighting fixtures; or iii) condition of the Leased Premises; provided that the provisions of this Section shall not exempt Landlord from liability in the event of Landlord's gross negligence or willful misconduct. This Section shall apply equally whether such damage be caused or result from any thing or circumstance above mentioned or referred to, or any other thing or circumstances whether of a like nature or of a wholly different nature.

        (b) Notwithstanding the foregoing, the Landlord shall not be liable for any loss or damage to the Building even if due to the negligence, gross negligence or intentional misconduct of Landlord to the extent of the recovery by Tenant under any property damage insurance carried by it. Tenant shall make reasonably diligent efforts to recover from its insurers the full amount of any insured claim.

        (c) Tenant shall not be liable to Landlord for any loss or damage to property even if due to the negligence, gross negligence or intentional misconduct of Tenant to the extent of the recovery of Landlord under any property damage or rent loss insurance carried by it (@ether or not required to be carried by the terms of this Lease) or such amount as would have been recovered if Landlord had carried the insurance required under this Lease. Landlord shall make reasonably diligent efforts to recover from its insurers the full amount of any insured claim.


                        ARTICLE XI
                   SURRENDER OF PREMISES

   11.1 SURRENDER: Tenant agrees to surrender the Leased Premises at the expiration, or sooner termination, of the term of this Lease, or any extension thereof, in the same condition as v4hen said premises were delivered to Tenant, except as otherwise permitted by Landlord, or as altered, pursuant to the provisions of this Lease, ordinary wear, tear and damage by natural casualty or the elements excepted, and Tenant shall remove all of its furniture, equipment and other personal property and surrender the Leased Premises in broom clean condition.

   11.2 HOLDOVER: If the Leased Premises be not surrendered by Tenant as and when required, Tenant shall indemnify Landlord against any charges, loss or liability resulting therefrom, including, without limitation, any claims made by any succeeding occupant founded on such delay. Should the Landlord permit Tenant to holdover the Leased Premises or any part thereof after the expiration of the term of this Lease, such holdover shall constitute a tenancy from month-to-month only, and shall in no event be construed as a renewal of this Lease and all provisions of this Lease not inconsistent with a tenancy from month-to-month shall remain in full force and effect. During the month-to- month tenancy, Tenant agrees to give Landlord thirty (30) days prior written notice of its intent to vacate premises. Tenant agrees to vacate the premises upon thirty (30) days prior written notice from Landlord. The rental for the month-to-month tenancy shall be at a rate that is fifteen (15%) percent greater than the Base Rent that is then being paid by Tenant. Tenants obligations under this
Section 11.2 shall survive the expiration or sooner termination of this Lease.

   11.3 EMINENT DOMAIN: If at any time during the term of this Lease the entire premises or any part thereof shall be taken as a result of the exercise of the power of eminent domain or by an agreement in lieu thereof, this Lease shall terminate as to the part so taken as of the date possession is taken by the condemning authority. If all or any substantial portion of the Leased Premises shall be taken, Landlord may terminate this Lease at its option, by giving Tenant at least ninety (90) days written notice of such termination within thirty (30) days of such taking. If a portion of the Leased Premises taken are so substantial that Tenant's use of the premises is substantially impaired and the remaining portion is not suitable for the operation of Tenants business, Tenant may terminate this Lease at its option by giving Landlord written notice of such termination within thirty (30) days of such taking. Otherwise, this Lease shall remain in full force and effect, except that the Basic Rent payable by Tenant hereunder shall be reduced in the proportion that the area of the Building so taken bears to the total area of the Building immediately prior to such taking and the Tenants Pro Rata Share shall be so adjusted. Landlord shall be entitled to and Tenant hereby assigns to Landlord the entire amount of any award in connection with such taking without deduction therefrom for any leasehold estate vested in Tenant by reason of this Lease; provided, however, that nothing in this Article shall give Landlord any interest in or preclude Tenant from seeking, on its own account, any award attributable to the taking of personal property or trade fixtures belonging to Tenant, or for loss of its leasehold estate or the interruption of Tenant's business and any moving expenses incurred in connection with the relocation of its business.

                       ARTICLE XII
                     QUIET ENJOYMENT

   If and so long as Tenant pays the rent required by this Lease and performs and observes all the covenants and provisions hereof, Tenant shall quietly enjoy the Leased Premises, subject, however, to the terms of this Lease, and Landlord will warrant and defend Tenant in the enjoyment and peaceful possession of the Leased Premises throughout the term of this Lease.

                       ARTICLE XIII
                  DEFAULT AND BANKRUPTCY

   13.1 DEFAULT: (a) If Tenant shall make default in the fulfillment of any of the covenants and conditions hereof except default in payment of Rental, Landlord may, at its option, after fifteen (15) days prior written notice to Tenant, and Tenant's failure to cure such default within such fifteen (15) days, make performance for Tenant and for the purpose advance such amounts as may be necessary. Any reasonable amounts so advanced, or any expense incurred, or sum of money paid by Landlord by reason of the failure of Tenant to comply with any covenant, agreement, obligation or provision of this Lease, or in defending any action to which Landlord may be subjected by reason of any such failure for any reason of this Lease, shall be deemed to be additional rent for the Leased Premises and shall be due and payable to Landlord on demand. The acceptance by Landlord of any installment of fixed rent, or of any additional rent due under this or any other paragraph of this Lease, shall not be a waiver of any other rent then due nor of the right to demand the performance of any other obligation of the Tenant under this Lease. Interest shall be paid to Landlord on all sums advanced by Landlord at a monthly interest rate of 1 114% per month.

         (b) If Tenant shall make default in fulfillment of any of the covenants or conditions of this Lease (other than the covenants for the payment of Rental or other amounts) or if the Leased Premises are abandoned or become vacant; or if any execution or attachment shall be issued against Tenant or any of Tenant's property whereupon the Leased Premises shall be taken or occupied by someone other than Tenant; or if this Lease be rejected under applicable provisions of the U.S. bankruptcy code; or if Tenant shall fail to move into or take possession of the premises within fifteen (15) days after the commencement of the Term of this Lease, then, in any one or more of such events, upon Landlord serving a written seven (7) days notice upon Tenant specifying the nature of said default and upon the expiration of said seven (7) days, if Tenant shall have failed to comply with or remedy such default, or if the said failure or omission complained of shall be of a nature that the same cannot be completely cured or remedied within said seven

(7) day period, and if Tenant shall not have diligently commenced curing such default within such seven (7) day period, and shall not thereafter with reasonable diligence and in good faith, proceed to remedy or cure such default, then Landlord may serve a written five
(5) days' notice of cancellation of this Lease upon Tenant, and upon the expiration of said five (5) days this Lease and the Term thereof shall end and expire as fully and completely as if the expiration of such five (5) day period were the day herein definitely fixed for the end and expiration of this Lease and the Term thereof, and Tenant shall then quit and surrender the Leased Premises to Landlord but Tenant shall remain liable as hereinafter provided.

         (c) If Tenant shall make default in the payment of the Rental required hereunder, or any part thereof, including without limitation any Basic Rent or CAM's payable at any time, or in making any other payment herein provided for, then Landlord may serve a written ten (10) days' notice of cancellation of this Lease upon Tenant, and unless during such ten (10) day period Tenant shall cure said default in payment upon the expiration of said ten
(10) days this Lease and the Term thereof shall end and expire as fully and completely as if the expiration of such ten (10) day period were the day herein definitely fixed for the end and expiration of this Lease and the Term thereof and Tenant shall then quit and surrender the Leased Premises to Landlord but Tenant shall remain liable as hereinafter provided.

         (d) In the event of any default by Tenant under this Lease, then Landlord, in addition to any other rights or remedies it may have under this Lease or pursuant to applicable law, may, after attempting to mitigate its damages to the extent reasonable as may be required under then existing law, accelerate its right to receive from Tenant all Rentals, and any other sums due under this Lease, less any amounts actually received by Landlord or which could have been received had Landlord properly mitigated its damages to the extent reasonably required under then existing law, that are otherwise payable for the remainder of the term of the lease and declare all such sums to be immediately due and payable along with reasonable attorneys fees and costs associated with the collection of such sums from Tenant. In addition, without limiting its rights hereunder or by operation of law, Landlord may take possession pursuant to this Lease and relet the Leased Premises or any part thereof for such term or terms (which may be for a term extending beyond the term of this Lease) and at such rental or rentals and upon such other terms and conditions as Landlord may deem reasonably advisable with the right to make alterations and repairs to the Leased Premises. Upon each subletting, Tenant shall be immediately liable for and shall pay to Landlord, in addition to any indebtedness due hereunder, the cost and expenses of such reletting including advertising costs, brokerages fees, any reasonable attorney's fees incurred and the amount, if any, by which the rent reserved in this Lease for the period of such reletting (up to but not beyond the Term of this Lease) exceeds the amount agreed to be paid as rent for the premises for said period by such reletting. No such re-entry or taking possession of the Leased Premises by Landlord shall be construed as an election by Landlord to terminate this Lease unless the termination thereof be decreed by a court of competent jurisdiction or stated specifically by the Landlord in writing addressed to Tenant. Landlord shall in no event be liable in any way whatsoever for failure to relet the Leased Premises, or in the event that the Leased Premises are relet, for failure to collect the rent thereof under such reletting, except to the extent of Landlord's obligation under then existing law to mitigate damages, and in no event shall Tenant be entitled to receive any excess, if any, of such net rents collected over the sums payable by Tenant to Landlord hereunder.

   13.2 REMEDIES NOT EXCLUSIVE: Mention in this Lease of any particular remedy shall not preclude Landlord from any other remedy, in law or in equity.

   13.3 ENFORCEMENT: In the event that either party hereto seeks to enforce the terms of this Lease against the other party by suit or otherwise, the prevailing party shall pay the costs and expenses incident thereto, including reasonable attorneys' fees and costs.

   13.4 BANKRUPTCY: (a) Anything elsewhere in this Lease to the contrary notwithstanding, this Lease may be canceled by Landlord by the sending of a written notice to Tenant within a reasonable time after the happening of any one or more of the following events: (1) the commencement of a case in bankruptcy or under the laws of any state naming Tenant as a debtor; or (2) the making by Tenant of an assignment or any other arrangement for the benefit of creditors under any state statute. Neither Tenant nor any person claiming through or under Tenant, or by reason of any statute or order of court, shall thereafter be entitled to possession of the Leased Premises but shall forthwith quit and surrender the Leased Premises. If this Lease shall be assigned in accordance with its terms, the provisions of this Section 13.4 shall be applicable only to the party then owning Tenant's interest in this Lease.

        (b) It is stipulated and agreed that in the event of the termination of this Lease pursuant to (a) hereof, Landlord shall forthwith, notwithstanding any other provisions of this Lease to the contrary, be entitled to recover from Tenant as and for liquidated damages an amount equal to the difference between the rent reserved hereunder for the unexpired portion of the Term and the fair and reasonable rental value of the Leased Premises for the same period. In the computation of such damages the difference between any installment of Rental becoming due hereunder after the date of termination and the fair and reasonable rental value of the Leased Premises for the period for which such installment was payable shall be discounted to the date of termination at the rate of four percent (4%) per annum. If the Leased Premises or any part thereof be relet by the Landlord for the unexpired portion of the Term, or any part thereof, before presentation of proof of such liquidated damages to any court, commission or tribunal, the amount of Rental reserved upon such reletting shall be deemed to be the fair and reasonable rental value for the part or the whole of the Leased Premises so relet during the term of the reletting. Nothing herein contained shall limit or prejudice the right of the Landlord to prove for and obtain as liquidated damages by reason of such termination, an amount equal to the maximum allowed by any statute or rule of law in effect at the time when, and governing the proceedings in which, such damages are to be proved, whether or not such amount be greater, equal to, or less than the amount of the difference referred to above. The foregoing Section 13.4 is subject to Landlord's obligation to mitigate damages pursuant to applicable laws then in effect.

                       ARTICLE XIV
                      MISCELLANEOUS

   14.1 RIGHTS OF SUCCESSORS AND ASSIGNS: The covenants and agreements contained in this Lease will apply to, inure to the benefit of, and be binding upon the parties hereto, their heirs, distributees, executors, administrators, legal representatives, assigns, and upon their respective successors in interest except as expressly otherwise hereinabove provided.

   14.2 ESTOPPEL STATEMENT: Upon Landlord's request, Tenant shall, without charge, execute, acknowledge and deliver to Landlord a written statement certifying: (1) the commencement date of this Lease; (ii) the expiration date of this Lease; (iii) as to the existence of any default under this Lease of which Tenant is aware,
(iv) as to the existence of any offsets, counterclaims or defenses to this Lease on the part of Tenant; (v) as to the dates to which Rental payments have been made; and (vi) such other matters as may be reasonably requested by Landlord, by any prospective purchaser of Landlord or the Property or by any mortgagee of Landlord.
   14.3 SUBORDINATION AND ATTORNMENT: Landlord shall obtain a nondisturbance agreement from any existing mortgagee in favor of Tenant, consistent with the terms of any mortgage loan agreement between Landlord and such mortgagee, and deliver the same to Tenant on or prior to the Lease Commencement Date. This Lease is subject and subordinate to any mortgage which may now or hereafter encumber the Leased Premises, and any renewals, modifications, consolidations, replacements or extensions thereof. If Landlord's interest in the Leased Premises is acquired by any mortgagee, or purchaser at a foreclosure sale, provided this Lease Agreement remains in force, Tenants occupancy of the Leased Premises is not interrupted and Tenant receives from the holder of such mortgage or purchaser a commercially reasonable nondisturbance agreement, Tenant shall attorn to the transferee of or successor to Landlord's interest in the Leased Premises and recognize such transferee or successor as landlord under this Lease, and so long as Tenant is not in default under this Lease Agreement, this Lease shall, with regard to the Leased Premises, continue in full force and effect as a direct lease between the lender or its successors and assigns and Tenant. Tenant shall execute promptly any certificate or instrument of subordination that Landlord may request, provided that Tenant also obtains the nondisturbance agreement referred to above. In the event that Landlord sells the Leased Premises to any other person or entity, Tenant upon notice of same shall thereafter look only to such other person or entity for enforcement of any provisions of this Lease Agreement for the period following such sale.

   14.4  INFORMATION FOR MORTGAGEE: Upon request from Landlord,
Tenant shall furnish to Landlord a financial statement of Tenant
(including a balance sheet, income statement, statement of cash flows and accompanying notes and other documentation) for the immediately preceding fiscal year of Tenant and unaudited quarterly statements through the period of time in question; provided that in connection with the use of such statements by Landlord by itself or for the use of its lender(s) or potential purchasers, any such persons shall agree to use such information only for lease/financing credit evaluation and not to disclose such information to others except as may be required by law.

   14.5 EFFECT OF UNAVOIDABLE DELAYS: If either party to this Lease, as the result of any (1) strikes, lockouts or labor disputes, (ii) inability to obtain labor or materials or reasonable substitutes therefor, (iii) acts of God, governmental action, condemnation, civil commotion, fire or other casualty, or (iv) other conditions similar to those enumerated in this Section beyond the reasonable control of the party obligated to perform, fails punctually to perform any obligation on its part to be performed under this Lease, then such failure shall be excused and not be a breach of this Lease by the party in question, but only to the extent occasioned by such event.

   14.6 BROKERAGE: Tenant hereby represents to Landlord that it has not dealt with any broker in connection with this Lease other than Commerce Properties, Inc. Landlord agrees that it shall pay a brokerage commission to its broker, Commerce Properties, Inc.

   14.7 CONSTRUCTION OF LEASE: (a) This Lease shall be construed without regard to any presumption or other rule requiring construction against the party causing this Lease or any party thereof to be drafted.

        (b) The Article, Section and Paragraph headings of this instrument are for convenience only, and are not intended to be part of this Lease, or to be used in determining the intent of the parties or interpreting this Lease. All cross-references in this Lease, unless specifically directed to another agreement or document, refer to provisions in this Lease, and shall not be deemed to be references to any other transaction or to any other agreement or document.

        (c) With respect to the use of pronouns in this Lease, the singular shall include the plural and the masculine shall include the feminine or the neuter and vice versa, as the context and the identity of the parties require.

   14.8 NOTICES: It is agreed that all notices required or permitted to be given hereunder, or for purposes of billing process (other than payment of rent, which may be sent by ordinary mail or by wire transfer), correspondence, and any other legal purposes whatsoever, shall be deemed sufficient if given by a communication in writing by United States mail, postage prepaid and certified, or by overnight delivery service that provides acknowledgment of receipt, and addressed as follows:




If to Landlord, at the following address:

The Ninigret Group, Manager
Ninigret Park Development, L.C.
1700 South 4650 West
Salt Lake City, Utah 84101
Attention: Randolph G. Abood, Manager

With a copy to:

Randolph G. Abood, Manager
The Ninigret Group, L.C.
Suite 1120
10 Rockefeller Plaza
New York, NY 10020

If to Tenant, at the following address:

EFI Electronics Corporation
4800 West 1515 South
Salt Lake City, Utah 84104
Attention:    Mr. Richard D. Clasen,
President and Chief Executive Officer

   14.9 SURVIVAL OF OBLIGATIONS: Any obligation of Landlord or Tenant which can only be, or which, by the provisions of this Lease, may be, performed after the expiration or earlier termination of this Lease, and Landlord's or Tenants liability to make any payment which is allocable to any period during the term of this Lease, shall, unless expressly otherwise provided in this Lease, survive the expiration or termination of this Lease.

   14.10 GOVERNING LAW: The terms of this Agreement shall be governed by and construed in accordance with Utah law without regard to its conflicts of law principles.

   14.11 DOCUMENTATION: The parties hereto agree to execute such additional documentation as may be necessary or desirable to carry out the intent of this Agreement.

   14.12 REPRESENTATION REGARDING AUTHORITY: The persons who have executed this Lease represent and warrant that they are duly authorized to execute this Lease in their individual or representative capacity as indicated.

   14.13 ENTIRE AGREEMENT: This Lease constitutes the entire agreement and understanding between the parties hereto and supersedes all prior discussions, understandings and agreements.
This Lease may not be altered or amended except by


a subsequent written agreement signed by the party against which enforcement of such alteration or amendment is sought.

   14.14 SEVERABILITY: If any provision of this Lease or the application thereof to any person or circumstances shall be determined to be invalid or unenforceable, the remaining provisions of this Lease or the application of such provision to persons or circumstances other than those to which it is held invalid or unenforceable shall not be affected thereby and shall be valid and enforceable to the fullest extent permitted by law.

   14.15 WAIVER: Except as otherwise herein expressly provided to the contrary, no delay on the party of either party hereto in exercising any power or right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any power or right hereunder preclude other or further exercise thereof or the exercise of any other power or right. No waiver shall be enforceable against either party hereto unless in writing, signed by the party against whom such waiver is claimed, and shall be limited solely to the one event.

   IN WITNESS WHEREOF, the parties hereto have caused these presents to be executed as of the day and year first above written.

  LANDLORD:
  NINIGRET PARK DEVELOPMENT, L.C.
  BY: THE NINIGRET GROUP, L.C.
  Its Manager

  By: <signature here-Randolph G. Abood, Manager>


  TENANT:
  EFI ELECTRONICS CORPORATION

  By: <signature here-Richard D. Clasen>


  Attest: <signature here-David G. Bevan>









SUPPLY AGREEMENT


    THIS AGREEMENT made and entered into this 26 day of August, 1997, by and between EFI Electronics Corporation, having its principal place of business at 2415 South 2300 West, Salt lake City, Utah 84119 (hereinafter referred to as "EFI"); and Hubbell Incorporated (Delaware), a Delaware Corporation, having its principal place of business at 185 Plains Road, Milford, Connecticut 06460 (hereinafter referred to as "Hubbell").

                       WITNESSETH:

WHEREAS, EFI is engaged in the business of the manufacture and sale of transient voltage surge suppression ("TVSS") devices
(hereinafter referred to as "Products") used in the manufacture of a variety of applications; and

WHEREAS, Hubbell is also engaged in the business of the manufacture and sale of various types of wiring devices including TVSS devices; and

WHEREAS, Hubbell is desirous of purchasing from EFI for sale under the trademarks) of Hubbell or its affiliated entities the Products which are manufactured by EFI.

NOW THEREFORE, in consideration of the premises and the mutual covenants and agreements contained herein, the parties hereto agree as follows:

Article I - Definition

1.1 As used herein, "Products" means all the Products currently manufactured by EFI and set forth on Schedule A attached hereto and made a part hereof (together with any enhancements or modifications thereto), and all new Products developed by EFI in accordance with the specifications confirmed and agreed upon by EFI and Hubbell. Such specifications are set forth in Schedule B attached hereto and made a part hereof.

Article 2 - Supply and Purchase.

2.1 Subject to the terms and conditions of this Agreement, EFI agrees to manufacture and supply the Products to Hubbell and Hubbell agrees to purchase, promote and sell such Products to its customers as follows:

     (a) EFI grants to Hubbell the right to sell the Products on an exclusive basis in the United States and Canada to all electrical distributors, industrial distributors, electronics distributors, and data/com distributors (collectively "Electrical Industry") as set forth by example on Schedule C attached hereto and made a part hereof, beginning on January 1, 1998.

     (b) EFI grants to Hubbell the right to sell the Products to any other customers on a non-exclusive, worldwide basis.

     (c) During the term of this agreement or any renewal period thereof, EFI will not enter into any OEM or private label agreements relating to any of the Products for sales to the Electrical Industry in the United States and Canada with any of the entities listed on Schedule D attached hereto and made a part hereof EFI may, however, manufacture such products if (i) such products are substantially specified or designed by the OEM or private label customer and are not intended for resale in the Electrical Industry markets or (ii) the product supplied to the OEM or private label customer becomes a part of that customer's product which function is not primarily TVSS.

     (d) EFI shall retain existing business at (i) Worldspan plugstrip sales through GE Supply, (ii) Lucent iAR sales through Graybar (the Lucent business may be transferred to Hubbell if a mutual agreement can be met on pricing and sales coverage); and
(iii) the State of Utah contract business thru Codale Electric (provided each party uses its reasonable best efforts to have this business transferred to Hubbell).

2.2 Subject to the terms and conditions of this Agreement, Hubbell agrees to purchase the Products from EFT by issuing Purchase Orders ("P.O. ") from time to time to EFI, the terms and conditions of which will control if there is a conflict with the terms and conditions of EFI's order acknowledgment.

2.3 Hubbell agrees to purchase from EFI the minimum amounts of its TVSS requirements per calendar year as set forth on Schedule E attached hereto and made a part hereof, commencing on January 1, 1998. If Hubbell does not commence purchase of those minimum requirements and announce the launch of the Product @ to the Electrical Industry with the logistics support to provide immediate availability by January 1, 1998, then the exclusivity set forth in
Section 2. I (a) above will be postponed on a day-to-day basis until Hubbell commences its purchases.

Hubbell shall place minimum stocking orders with EFI, and EFI shall meet the delivery schedule as follows:

Delivery by December 31, 1997   ------ Company confidential
Delivery by March 31, 1998      ------ Company confidential
Delivery by June 30, 1998       ------ Company confidential

In order for Hubbell to meet its inventory requirements for launch, additional inventory will be shipped by EFI on January 2, 1998, as required by Hubbell. Consequently, EFI will begin building stocking orders for Hubbell by November 1, 1997.



If any of these commitments as set forth in this paragraph are delayed for longer than three (3) months, then the party not responsible for the delay may invoke the provisions of paragraph
8.1 hereinafter.

2.4 If this Agreement is renewed in accordance with Paragraph 7.2 hereof, the annual quantity of the Products to be purchased by Hubbell during the renewal period shall be mutually agreed upon by Hubbell and EFI on a one (1) year basis at least one hundred eighty (180) days prior to the beginning of each renewal period.

2.5 Hubbell will provide to EFI a unit forecast on a twelve (12) month rolling basis with a three (3) month commitment, and EFI will provide to Hubbell a three (3) month advance written notification of any capacity restraints.

2.6 In the event Hubbell requires a change in a delivery schedule on any order placed by Hubbell and accepted by EFI, Hubbell shall inform EFI of such change not later than ninety (90) days prior to the originally scheduled delivery date. If such advance notice is given, EFI will be bound by such revised date, subject to the written consent of EFI which consent shall not be unreasonably withheld. If such notice is not given on a timely basis, EFI may reject or accept such delivery schedule change, at its option.

2.7 EFI will place, at Hubbell's request, the brand name or trademark(s) of Hubbell or any of its affiliates on all Products, and EFI will cease such use immediately upon termination of this Agreement.

2.8 Hubbell will require from EFI technical support including test data, specifications, and competitive evaluations. Hubbell will also require assistance from EFI relating to user demonstrations and collateral materials. EFI, in support of Hubbell, will provide, at no cost to Hubbell, up to two (2) man days per month of technical support for the duration of this Agreement.

2.9 To the extent EFI cannot supply any one of the Products in sufficient quantities to meet the forecasted demands of Hubbell as described in paragraph 2.5 herein, EFI will cooperate fully with Hubbell so as to enable Hubbell to meet Hubbell's supply requirements of such Product(s) to its customers, including, but not limited to, granting Hubbell a non-exclusive license to any patents, patent applications or other intellectual property rights covering the Products in accordance with Schedule D. In addition, EFI will allow Hubbell use of the molds, tools, dies, technical information, documentation, 'LJL listings, etc. necessary to allow the manufacture and production of the Product(s) by Hubbell. The consideration for this assignment will be the payment by Hubbell to EFI of a five percent (5 %) royalty.

2.10 Hubbell and EFI intend to increase the channels, markets and Products to which Hubbell has exclusive rights over the term of this Agreement. Such channels may include, but are not limited to, utility distribution and Do-It-Yourself markets and will be determined after a mutually agreed upon business plan for new channels and markets is developed and volume commitments are made. Accordingly, Hubbell and EFI agree as follows:

     (a) Hubbell will use its reasonable best efforts to work with EFI to identify all opportunities that now exist or may exist in the future for promotion and sales of TVSS devices in every platform, group or division of Hubbell.

     (b) Any current or future TVSS requirements identified by Hubbell will be brought to the attention of EFI for the opportunity to quote, develop, design, manufacture and fulfill such requirements under substantially equal or similar terms as any other competitor, excluding Hubbell affiliated operations. If agreeable to both parties, terms covering these requirements will be added to this Supply Agreement.

     (c) In the event that additional opportunities are identified and Hubbell and EFI agree to terms and annual commitment amounts, such opportunities will be incorporated into this Agreement by amending Schedules A, B, C, E, F of this Agreement.

Article 3 -- Order, Price and Payment

3.1 All P.O.'s for the Products placed by Hubbell shall be acknowledged by EFI in writing within seventy-two (72) hours of receipt of the P.O.

3.2 Prices for the Product to be purchased by Hubbell shall be F. O.B. EFI, Salt Lake City, Utah and shall be in accordance with the price lists set forth in Schedule F attached hereto and made a part hereof These prices shall not be changed during the one year period following the initial shipment of the initial Products.
Thereafter, EFI may change prices once a year, but only upon six
(6) months prior written notice to Hubbell and in accordance with the pricing formula for each Product as set forth on Schedule G attached hereto and made a part hereof. It is the intention that the prices will allow Hubbell to be competitive in its distribution channels, and notwithstanding anything herein to the contrary, Hubbell will receive "most favored nations" pricing with similar quantity commitments and terms and conditions.

In the event of a price increase, the total minimum quantity of the Product(s) effected by the price increase, to be supplied under this Agreement shall not be binding, but may be changed as mutually agreed upon between the parties.

3.3 Hubbell shall make the payment to EFI for each shipment of the Products by check in U.S. currency at I % 10 Net 30 unless the Products covered by such invoice have been rejected under the terms of paragraph 5.3 hereof.

In the event of any conflict between the terms and conditions of any P.O. or order acknowledgment of EFI and those of this Agreement, the terms and conditions of this Agreement shall control.


Article 4 -- Patents and Other-Industrial Property Rights

4.1 All intellectual property rights, including patent, patent applications and trademarks related to the Products are and shall remain the property of EFI. In the event any claim of infringement or alleged infringement of patents or any other intellectual property rights is brought to the attention of Hubbell by a third party with respect to the manufacture, use, sale or distribution of the Products under this Agreement, Hubbell shall promptly notify EFI of such claim, and Hubbell shall use its reasonable best efforts to assist EFI, at EFI's request, in taking steps to defend such rights, all at EFI's expense. Hubbell shall also use its reasonable best efforts to assist EFI in connection with any prosecution by EFI with claims of infringement against third parties, all at EFI's costs and expense.

EFI shall be liable for and shall indemnify and hold Hubbell, its customers and end users harmless against any claim or risk of patents or design infringement or other intellectual property rights by reason of the manufacture, use, sale or distribution of the Products under this Agreement.

Article 5 - Inspection and Warranty

5.1 EFI warrants the Products at the time of shipment thereof by EFI to Hubbell to be free from any defect in material or workmanship and further warrants the Products to be in conformity with the specifications and/or any applicable warranty set forth in Schedule B.

5.2 EFI shall inspect each shipment lot of Products before the shipment from EFI's factory in accordance with EFI's Shipment Quality Inspection Standard. EFI shall only ship Products which have satisfied the Acceptance Quality Level which is confirmed and agreed upon by the parties hereto and is specified in Schedule H attached hereto and made a part hereof (hereinafter refer-red to as " A. Q. L. ").

5.3 Hubbell shall perform an acceptance inspection of the Products in accordance with the A. Q. L. at its inspection facility within thirty (30) days after receipt of the Products. EFI shall have the right to be present at such inspection. In the event that the Products fail to meet the A. Q. L. , Hubbell shall notify EFI to that effect with supporting documents, not later than fourteen
(14) working days after the inspection. EFI shall dispose of the Products which fail to meet the A. Q. L. in the following manner at the option of EFI: (a) to request Hubbell to re- inspect the total quantities of the shipment lot of the Products at the expense of EFI, or (b) to request Hubbell to return to EFI for scrapping or other disposition the total quantities of the shipment lot of the Products, at the expense of EFI.

5.4 Except as set forth in paragraph 5.7 hereof, in the event that EFI elects to request Hubbell to re-inspect the total quantities of the shipment lot of the Products, EFI's liability for all the defective Products discovered in such re-inspection shall be limited to paying the direct cost and expense incurred in such re-inspection and to supplying
Hubbell with replacement Products equal to the number of defective Products free of charge.

5.5 Except as set forth in paragraph 5.7 hereof, in the event that FFI elects to request Hubbell to return to EFI for scrapping or other disposition the total quantities of the shipment lot of the Products, EFI's liability for such defective Products shall be limited to paying direct cost and expense arising from such scrapping, other disposition or returning and to supplying Hubbell with the replacement Products equal to the number of defective Products free of charge.

5.6 In the event that Hubbell does not make any claim against EFI within the time period specified in paragraph 5.3 hereof, Hubbell shall be deemed to have completed the inspection, accepted the Product and, except for Warranty(ies) Claim(s) and Latent Defects, waived any claim arising out of the Products delivered.

5.7 Notwithstanding the foregoing, EFI shall supply and adhere to any and all applicable Product warranty, and be responsible for any defect in the Products of such nature as would not be reasonably found upon the acceptance inspection made under Paragraphs 5.2 and
5.3 above (hereinafter referred to as a "Latent Defect"), for a period of twenty-four months after receipt of the Products by Hubbell or for the applicable warranty period as set forth in EFI's warranty, whichever is longer. In the event such Latent Defect is found, Hubbell may submit claims for such defective Products in writing to EFI with supporting documents after the discovery of the Latent Defect. Furthermore, EFI agrees to protect, defend, indemnify and save harmless Hubbell from and against any and all liability, loss, damage, expense, claims and demands of every kind and character including, reasonable attomey's fees, (hereinafter referred to as "damage claims"), for damages, based on or arising out of personal injury or property damage to any person or entity whomsoever or whatsoever arising out of claims made by customers or users of the Product. Hubbell shall, in cooperation with EFI investigate all damage claims. EFI shall defend any and all such actions based thereon and shall reimburse Hubbell, from the date of notification to EFI, for all costs, damages, awards and expenses of whatever nature, including attomey's fees, in connection therewith or resulting therefrom. Hubbell shall notify EFI within thirty (30) days of any claim under the provisions of paragraph 5.7 and EFI shall assume the defense of any and all actions and shall reimburse Hubbell, from the date of notification to EFI, for costs or expenses of defense of the specific claim. For any Latent Defect, EFI will provide a plan for correction within 30 days of notification of such claim. Failure to provide the corrective plan within the 30 days or failure of the corrective plan to cure the Latent Defect shall constitute a material breach of EFI's obligations under this Agreement.

Article 6 - Changes in Design and Specification

6.1 EFI shall not make any modifications to the form, fit or function of the designs or specifications of the Products unless and until such modifications are agreed to by Hubbell in writing. In the event of such modification, Schedule B attached hereto, shall be revised accordingly or replaced with a new
Schedule.

6.2 In the event any Product malfunction occurs in the usual and intended use of the Product, EFI will consult with Hubbell in an attempt to remedy the malfunction, as soon as EFI is made aware of the malfunction and, with the consent and technical support of Hubbell, EFI shall endeavor to correct the cause of such malfunction.

Article 7 - Term

7.1 This Agreement shall become effective on August 26, 1997, and shall continue in full force and effect until August 26, 2002, unless earlier terminated pursuant to any of the provisions set forth herein.

7.2 This Agreement shall be automatically extended for successive one (1) year periods unless either party gives at least six (6) months' written notice to the other party prior to the expiration date of the term of this Agreement or any extended term thereof.

7.3 Except with respect to the provisions of Paragraph 5.7 hereof, upon expiration of this Agreement in accordance with this Article, neither party shall have the right to demand compensation from the other party for any damage incurred, directly or indirectly, by the expiration of this Agreement.

Article 8 - Termination

8.1 If either party breaches any of the provisions of this Agreement, the other party may give written notice of such breach to the party in breach. If such breach is not cured within three
(3) months after the dispatch of such notice, the complaining party shall be at liberty, by notice in writing to the party in breach, to terminate this Agreement forthwith without prejudice to any other remedies which the terminating party may have against the breaching party.

8.2 If either party hereto shall be dissolved, liquidated, declared bankrupt or become insolvent or has commenced proceedings relating to bankruptcy or creditor composition, either voluntary or otherwise, or because of adverse change in its structure or financial situation shall become unable to continue to fully or effectively perform its obligations hereunder, or become a non-surviving party to a merger or amalgamation, or be substantially acquired, the other party hereto may, at its option and without prejudice to any other remedies the terminating party may have, terminate this Agreement immediately upon giving written notice to the other party hereto stating the cause of such termination.

8.3 The termination or expiration of this Agreement shall not affect in any way the rights and obligations of either party under any other contract between the parties regarding the


Products, nor relieve any party of any obligation or liability accrued hereunder prior to such termination or expiration.

Article 9 - Notices

Any notice required or permitted to be given under this Agreement shall be in writing and shall be valid and sufficient if dispatched by certified mail, return receipt requested to the address of the party herein first above written or by an acknowledged, facsimile at the following fax numbers: if to Hubbell (203) 799-4333,
Attention: R. W. Davies or if to EFI (801) 977-3467, Attention: R. Clasen. Any notice so given shall be deemed as having been properly given on the date of mailing or date of the facsimile.

Article 10 - Assignment

Neither this Agreement nor any of the rights or interests of either party hereunder may be assigned, transferred or conveyed without prior written consent of the other party hereto.

Article 11 - Observance of Laws

Anything to the contrary in this Agreement notwithstanding, the parties agree to abide by the laws of the United States of America and any other law or laws applicable to this Agreement and the transactions contemplated herein. This Agreement shall be governed, construed, and enforced by, and in accordance with, the Laws of the State of Delaware, U.S.A.

Article 12 - Non-Waiver

No waiver of any provision, default or breach of this Agreement by either party hereto shall constitute a continuing waiver or a waiver of any subsequent breach of default whether or not similar, unless expressly so stated in writing by the waiving party.

Article 13 - Force Majeure

Neither EFI or Hubbell shall be liable for delay or failure in the performance of this Agreement arising from any of the following matters:
(a) acts of God, public enemy or war (declared or undeclared);

(b) acts of governmental authorities of the U.S.A., or any political subdivision thereof, or of any department or agency thereof, or regulations or restrictions imposed by law or by court action;

(c) acts of persons engaged in subversive activities or sabotage;

(d) fires, floods, expositions or other catastrophes;


(e) epidemics or quarantine restriction;

(f) strikes, slowdowns, lockouts or labor stoppages or disputes of any similar kind;

(g) freight embargoes, or interruption of transportation;

(h) unusually severe weather; or

(i) any other causes, similar or dissimilar, beyond the control of the party concerned; and the time for performance by such party shall be extended for the period of any such delay as caused by any of the circumstances mentioned above, except if such delay was foreseen and could have been negated.

Article 14 - Arbitration of Dispute

A. All claims or disputes between the parties arising out of or related to the Agreement or the breach thereof, shall be decided by arbitration in accordance with the rules of the American Arbitration Association. Notice of the demand for arbitration shall be filed in writing with the other party and with the American Arbitration Association. The award rendered by the arbitrator or arbitrators shall be final, and judgment may be entered upon it in accordance with applicable law in any court having jurisdiction. Any arbitration proceeding shall be held in Chicago, Illinois.

B. If the award is reduced to a judgment, then, in that event, EFI hereby irrevocably and unconditionally:

(i) submits in any legal action or proceeding relating to this Agreement and the Schedules hereto to the non-exclusive general jurisdiction of the Courts of the State of Delaware, the courts of the United States of America for the District of Delaware, and appellate courts from any thereof; and

(ii) consents that any such action or proceeding may be brought in such courts and waives any objection that it may now or hereafter have to the venue of any such action or proceeding in any such court or that such action or proceeding was brought in an inconvenient court and agrees not to plead or claim the same.

Article 15 - Entire Agreement and Amendment

15.1 This Agreement and its Schedules set forth the entire understanding and agreement between the parties hereto with respect to the subject matter hereof and all prior agreements, understandings, discussions and writings concerning the subject matter hereof are superseded hereby and merged herein.


15.2 Any modification or amendment of this Agreement shall be valid and take effect only if reduced to writing and signed by a duly authorized officer of each of the parties hereto.

Article 16 - Severability

Should any part or provision of this Agreement be held unenforceable or in conflict with the law of any jurisdiction, the validity of the remaining parts or provisions shall not be affected by such holding. The parties hereto undertake to replace such invalidated part, if necessary, by a replacement and non-conflicting term in the same spirit as the original.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed in triplicate by their duly authorized representatives.

                                        HUBBELL INCORPORATED
(DELAWARE)

                                    By:  <signature here-James H.
Biggart>

                                    Title:  Treasure

                                    On:  August 22, 1997
                                        EFI ELECTRONICS CORPORATION

                                    By:  <signature here-R. D.
Clasen>

                                    Title:  President and CEO

                                    On:  August 25, 1997


 EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT ("Agreement') is made and entered into effective as of the 12th day of September, 1994, by and between EFI Electronics Corporation, a corporation existing under the laws of the State of Delaware (hereinafter referred to as "EFI") and Richard B. Clasen (hereinafter referred to as "Executive").


RECITALS:

     A. EFI desires to employ Executive as the President of EFI and as its Chief Executive Officer on the terms and conditions set forth herein;

     B. EFI provided a letter to Executive dated September 9, 1994, summarizing the proposed terms of Executive's employment with EFI; and

     C. Executive desires to be employed with EFI on the terms and conditions set forth therein and herein.


AGREEMENT:

     NOW, THEREFORE, in consideration of the foregoing premises and the mutual covenants set forth below, EFI and Executive hereby agree as follows:

     1. Term and Duties. EFI hereby offers and Executive hereby accepts employment with EFI for a term of one (1) year beginning September 12, 1994 and ending September 11, 1995 as President and Chief Executive Officer of EFI or such other comparable positions(s) with such other comparable duties as may be specifically designated for him from time to time by the Board of Directors of EFI in the exercise of its discretion; provided, however, at no time during the term of this Agreement shall Executive's title be less than that hereinbefore described.

     Executive shall also be appointed to the Board of Directors and the Executive Committee of the Board as of September 12, 1994. Executive shall at all times during his employment under this Agreement, to the best of his ability, energy and skill, faithfully perform all of the duties that may be required of him from time to time by the Board of Directors of EFI. During the period of his employment by EFI, Executive shall not, directly or indirectly, further the affairs of any other corporation, partnership or of any business enterprise by employment of any kind, investment therein, counseling or otherwise. Provided, however, that nothing contained in this Agreement or any extension hereof shall prohibit Executive from (i) holding investments in companies which do not compete with EFI and which are fully disclosed to the Board of Directors of EFI (in the case of such investments existing prior to employment of Executive) or which are disclosed by Executive in advance of making such investments (in the case of investments proposed to be made hereafter) or, (ii) serving as a member of the board of directors of other companies which do not compete with EFI, provided that the written consent of the Board of Directors of EFI must be obtained with respect to the holding of existing or proposed investments and/or with respect to service by a Executive as a member of the board of directors of a noncompeting company. Provided, further, that nothing herein shall be construed to prohibit Executive from acquiring, in open market transactions, investments in equity stock or evidences of indebtedness of a corporation if such stock or such evidence of indebtedness is traded on a national securities exchange or NASDAQ and the investment therein represents no more than five percent (5%) of the outstanding securities of the issue being acquired.

     2. Renewal. This Agreement shall automatically renew on September 12, 1995 for a one (1) year period and on September 12 of every year thereafter ("Renewal Date") for a one (1) year period, unless either party hereto provides written notice of intent not to renew this Agreement on or before ninety (90) days prior to the next Renewal Date.

     3.      Compensation.

             A. Base Salary. As compensation during the term of this Agreement, Executive shall receive a base salary of $12,500 per month to be paid consistent with EFI's payroll schedule and procedures. Executive's base salary shall be reviewed annually by the Compensation Committee to EFI's Board of Directors. The Compensation Committee shall make annual recommendations to EFI's Board of Directors regarding Executive's compensation package.

             B. Bonus and Incentive Plans. Executive shall have the opportunity to participate in all bonus, stock and option award programs which are available to other officers of EFI. Such participation is subject to the terms and conditions of such programs. During fiscal 1995, Executive will participate in the Executive Bonus Incentive Program and the Incentive Stock Option Plan and any other bonus or incentive plans approved by the Board.

             C. Automobile Allowance. During the term of this Agreement, EFI will pay Executive $700 per month as an automobile allowance.

             D. Stock Options. EFI will grant to Executive options to purchase 100,000 shares under the Incentive Stock Option provision of EFI's Nonqualified Stock Option Plan and Incentive Stock Option Plan. These options will be granted as of September 12, 1994 and will be exercisable at $1.50 per share, the closing price of EFI's stock on that date. The options are subject to the terms of the Plan, a copy of which has been provided to Executive.

             E.      Stock Purchase/Loan.       EFI will make
Executive a loan in the amount of $150,000 which Executive shall use to purchase 100,000 shares of the Common Stock of EFI. The loan shall bear interest at the prime rate quoted on September 12, 1994, by Key Bank, Salt Lake City, Utah, plus one percent (I %), and shall be due and payable on the earlier of, sixty (60) days after termination of Executive's employment for any reason or, September 12, 2000. Executive's obligation to repay the loan will be secured solely by the shares purchased plus a right to offset any amounts then due to Executive pursuant to any payments for Performance Units described in subparagraph F below. Executive shall deliver to EFI the certificate evidencing the shares endorsed or accompanied by an executed stock power to perfect EFI's security interest in the shares. In the event of default by Executive of payment of the obligation when due, Executive shall not be liable for any deficiency remaining after disposition of the shares and application of the proceeds. In addition to any remedies upon default which EFI may have as a secured creditor under the Utah Uniform Commercial Code, Executive hereby grants to EFI a right of offset with respect to the shares pledged as security for repayment of the obligation.

            F. Performance Units. Effective as of September 12, 1994, Executive is hereby awarded 100,000 Performance Units having a base value of $1.50 per unit. If Executive is employed by EFI on September 12, 1996, EFI will pay to Executive in cash or in not more than four annual installments with interest at 8% per annum, the difference between the base value of a Performance Unit and the value of a share of Common Stock of EFI which shall be the average closing sale price per share reported on the NASDAQ/NMS Stock Market for the twenty (20) trading days preceding September 12, 1996. If the Common Stock of EFI is not traded on the NASDAQ/NMS Stock Market, then the value shall be determined by reference to the average closing sale price or the average median of the bid and asked price for EFI Common Stock on the exchange or quotation service where such common stock is listed or quoted for the twenty (20) trading days prior to September 12, 1996. If EFI Common Stock is not then listed or quoted on any exchange or quotation service, the Board of Directors of EFI shall make a good faith valuation of such shares which shall be binding on Executive. If Executive is not employed by EFI on September 12, 1996, Executive shall not be entitled to any payment for Performance Units; provided, however, if Executive's employment is involuntarily terminated prior to September 12, 1996 by reason of a change in control (as hereinafter defined), Executive shall be entitled to payment for Performance Units calculated as hereinabove set forth as of the date of such termination. Executive shall be responsible for all federal and state taxes due in connection with payments for Performance Units.

            G. Moving and Transition Expenses. EFI will reimburse Executive for the expenses of airfare for two (2) trips per month from Dallas to Salt Lake City and the reasonable cost of an apartment during the time required to relocate Executive's family to Salt Lake City.

            EFI will pay all reasonable and customary moving expenses actually incurred by Executive for office, household and family relocation from Dallas to Salt Lake City. Additionally, EFI will issue shares of EFI Common Stock valued at $1.50 per share in an amount equal to the brokerage commission payable by Executive in connection with sale of Executive's Dallas home. The expenses shall be paid upon receipt by EFI of appropriate documentation of such expenses. Executive shall be responsible for any federal and state income taxes resulting from reimbursement of such expenses. In the event Executive voluntarily terminates employment with EFI prior to September 12, 1995, Executive shall repay all expenses reimbursed and return all shares of EFI Common Stock issued for reimbursement of brokerage commissions.

            H. Business Expenses. During the term of this Agreement, Executive shall be reimbursed for his reasonable business-related expenses incurred for the benefit of EFI in accordance with EFI's policies governing such reimbursement in effect from time to time. With respect to any expense which are reimbursed by EFI to Executive, Executive shall account to EFI in sufficient detail to entitle EFI to a federal income tax deduction for such reimbursed item.

     4. Employment Benefits. Executive shall be entitled to participate in any plans maintained by EFI relating to retirement, health, disability, life insurance and other employee benefits in accordance with their terms; provided, however, that this provision shall not be construed to require EFI to establish or maintain any such plans. Vacation time shall be granted to Executive in accordance with EFI's established policies in effect from time to time with respect to its executives and shall be taken by Executive at such time or times as are mutually satisfactory to the parties. Pursuant to such policies, Executive will be eligible for seven (7) vacation days during the 1994 calendar year, 15 days during calendar 1995 and one (1) additional day in each calendar year thereafter to a maximum of 20 days per calendar year. Executive shall not receive additional compensation for vacation time. Executive acknowledges that unused vacation time in any calendar year shall be forfeited.

    5. Termination. This Agreement shall terminate upon the happening of any of the following events:

   (a) Executive's disability as determined under EFI's disability insurance plan;
    (b)      Executive's death;

    (c) notice of non-renewal given pursuant to Section 2 hereof in which event the Agreement will terminate on the September 11th following the notice of non-renewal;

    (d) at EFI's option, in the event of any act by Executive as defined in Section 6 hereof as "discharge for cause;"

    (e)      at EFI's option other than under Items (a)-(d) above;
or

    (f) at Executive's option, other than under Items (a)-(d) above.

     Upon termination pursuant to Items (a), (b), (d) or (f),
Executive shall be entitled to receive only the compensation accrued but unpaid and accrued vacation days of the date of termination, and he shall not be entitled to additional compensation or benefits hereunder, except as expressly provided in this Agreement.

     6. Severance. If this Agreement is terminated by EFI pursuant to Item (c) or (e) of Section 5 hereof, EFI shall pay to Executive (i) if termination occurs during the initial one (1) year of Executive's employment, an amount equal to Executive's base salary for one (1) year, or (ii) if termination occurs at any time after one (1) year of employment, an amount equal to six (6) months of Executive's base salary immediately following his termination plus one-half (1h) of the amount of any bonus earned during the twelve-month period prior to such termination, under the Executive Bonus Incentive Program or under any other applicable bonus program. Such payments will be made in installments pursuant to EFI's regular payroll schedule and procedures. EFI will make the payments under this section regardless of Executive's re-employment with another entity. Executive's compliance with the terms of this Agreement, including but not limited to the confidentiality provision and noncompetition provision, is a condition precedent to EFI's obligation to make any payments provided under this Section.

    Discharge "For Cause" shall be construed to have occurred whenever occasioned by reason of:

           (1)    unlawful acts on the part of Executive;

           (2) actions by Executive involving serious moral turpitude;

           (3)    Executive's material violation of Company policy;

           (4) Executive's misconduct that brings substantial and
                  material discredit or harm upon EFI;

           (5)    Executive's material breach of this Agreement; or

           (6) Executive's gross negligence in the performance of his duties.

    In establishing whether a discharge For Cause shall have occurred, the standard for judgment shall be the level of conduct by other comparably situated executive officers of EFI prior to the alleged improper activity of Executive.

    7. Confidentiality . From and after the date of execution of this Agreement, and continuing after the expiration or termination of this Agreement for any reason whatsoever, Executive shall keep secret and inviolate all knowledge or information of confidential nature, including all unpublished matter relating to, without limitation thereof, business, properties, accounts, books and records, processes, procedures, products, market plans, research and development matters, know-how, trade secrets, memoranda, devices, suppliers and customers of EFI which he may now know or hereafter come to know as a result of affiliation in business with EFI. Any violation of this covenant may be enforced by specific performance and injunctive relief in any court of competent jurisdiction.

     8.       Restrictive Covenants.

             (a)    From the date hereof until the date that
Executive's employment with EFI is terminated and   for two (2)
years thereafter if Executive is terminated For Cause and for one year thereafter if the Executive is terminated for any other reason, Executive will not knowingly, directly or indirectly, individually or as an employee, partner, officer, director or stockholder or in any other capacity whatsoever of any person, firm, partnership or corporation: (i) recruit, hire, assist others in recruiting or hiring, discuss employment with or refer to others any person who is, or within the preceding 12 months was, an employee of EFI or any subsidiary thereof or of any present, prospective or former customer of EFI or any subsidiary thereof,
(ii) compete with EFI or any subsidiary thereof, (iii) call upon, solicit, sell or endeavor to sell to, any customer, prospective customer or former customer of EFI or any subsidiary thereof; or
(iv) engage in or participate in, directly or indirectly, any business conducted under any name that shall be the same or as or similar to the name of EFT or any trade name used by it.

             (b) Executive will promptly disclose to EFI all processes, trademarks, inventions, improvements, discoveries and other information related to the business of EFI (collectively, "developments") conceived, developed or acquired by him alone or with others during Executive's employment with EFI hereunder, whether or not during regular working hours or through the use of material or facilities of EFI. All such developments shall be the sole and exclusive property of EFI, and, upon request, Executive shall deliver to EFI all drawings, sketches, models and other data and records relating to such developments. In any event any such development shall be deemed by EFI to be patentable, Executive shall, at the expense of EFI, assist EFI in obtaining a patent or patents thereto and executive all documents and all other things necessary or proper to obtain letters patent and invest EFI with full title thereto; provided, however, that no such assistance shall be required after Executive has been terminated for any reason other than For Cause.

             (c) Executive will not at any time after the date hereof knowingly divulge, furnish or make accessible to anyone (otherwise than in the regular course of business of EFI) any knowledge or information with respect to confidential or secret processes, inventions, discoveries, improvements, formulae, plans, material devices or ideas or other know-how, whether patentable or not, with respect to any confidential or secret engineering, development or research work or with respect to any other confidential or secret engineering, development or research work or with respect to any other confidential or secret aspects of EFI's business (including, without limitation, customer lists, instruction manuals, supplier lists and pricing arrangements with customers or suppliers).

             (d) If any provision of this Section 8 should be found by any court of competent jurisdiction to be unreasonable by reason of its being too broad as to the period of time, territory, aspects of business or customers covered or otherwise, then, and in that event, such provision shall nevertheless remain valid and fully effective, but shall be considered to be amended so that the period of time, territory, aspects of business or customers covered or otherwise set forth shall be changed to be the maximum period of time, the largest territory, the most aspects of business and customers covered and/or the broadest other limitations, as the case may be, which would be found reasonable and enforceable by such court and similarly, if any remedy is found to be unenforceable in whole or in part, or to any extent, such provision shall remain in effect only to the extent the remedy or remedies would be enforceable by such court. The provisions of this Section 8 shall not limit or restrict in any manner any rights or remedies which EFI may have under any separate agreement with Executive or otherwise with respect to competition by Executive.

             (e)     The parties to this Agreement hereby
acknowledge that the failure of Executive to perform any of his obligations under this Section 8 will cause irreparable damage to EFI and that in the event of such failure to perform EFI shall have, in addition to any and all remedies of law, the right to an injunction, specific performance or other equitable relief to prevent the violation of the Executive's obligations under this
Section 8.

             (f) Notwithstanding anything to the contrary in this Section 8, the parties agree that any activity, other than actions taken in bad faith or that constitute gross negligence, undertaken in connection with Executive's efforts to carry out the responsibilities of his employment with EFI, including but not limited to Executive's dealings with past, present, or potential future customers, shall not constitute a breach of Sections 8(a)(i) or 8(a)(iii).

     9. Unfunded Agreement. EFI's obligations under this Agreement are unfunded, but EFI reserves the right to provide for its liability under this Agreement in any manner it deems advisable, including the purchasing of such assets as it may deem necessary or proper. Any asset so purchased by EFI shall be the sole property of EFI and shall not be deemed to provide funding of EFI's obligations under this Agreement. In the event EFI determines to purchase any insurance policy or policies with respect to Executive, Executive agrees to submit to such examination and to supply such information as may be required by the insurer. Any policy so purchased by EFI shall be issued so that EFI is the sole, full and complete owner of policy or policies, with the right and power to exercise any and all privileges and options thereof or available under the rules of the issuing insurer without the consent of any persons. Executive and his designated beneficiaries shall be only unsecured general creditors of EFI with respect to all payments to be made under the terms of this Agreement and shall have no claim, equity, interest, or right in or to any specific assets or funds of EFI as security for said payments.

    10. Non-Assignable Rights. Executive and his designated beneficiaries shall not have the right to anticipate or commute with any third party, or to sell, assign, transfer, or otherwise alienate or convey the right to receive any payments hereunder, whether by his or her voluntary or involuntary act, or by operation of law and, in particular, that any payments due hereunder shall not be subject to attachment to garnishment or any other legal proceedings by any creditor, or be in any way responsible for the debts or liabilities of Executive or his designated beneficiaries. Should Executive, or his designated beneficiaries, voluntarily attempt to breach this Section of this Agreement, EFI's liability to make payment hereunder from and after the date of said attempt shall be extinguished; and should any attempt be made to reach the payments by other than Executive or his designated beneficiaries, EFI shall make each payment as it becomes due to such person or persons, for the sole benefit of Executive or his designated beneficiaries, as the case may be, as EFI may deem expedient.

    11. Change of Control. In the event Executive's employment with EFI is terminated by reason of a Change in Control, EFI shall pay to Executive, in lieu of the termination payments provided for in Section 6 of this Agreement, an amount equal to Executive's base salary which shall be equal to Executive's annual base salary at the time of the occurrence of the Change in Control plus the amount of any bonuses earned during the twelve-month period prior to the Change of Control, but shall exclude any other items of compensation not expressly provided for herein. For purposes of this Section II, Change in Control shall mean (i) any merger or consolidation of EFI with or into any other corporation, or any merger, consolidation, sale of securities or other transaction that results in any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) (other than EFI, an underwriter that has temporary ownership pursuant to an offering of EFI's Common Stock or any trustee or other fiduciary holding securities under an employee benefit plan of EFI), owning more than 50 percent (50%) of EFI's Common Stock (on a fully-diluted basis) and (ii) any sale or transfer of all or substantially all of the assets of EFI (or a series of sales or transfers with such effect) to any "person" (as defined above). Notwithstanding anything to the contrary in this Section I 1, in the event Executive shall violate Section 8(a) of this Agreement during a period in which Executive is no longer employed by EFI, Executive shall pay to EFI fifty percent (50%) of the cash compensation that accrued to Executive, and was paid by EFI to Executive, pursuant to this Section I 1. In the event of a termination which results from a Change in Control, EFI and Executive agree to cooperate with each other to prevent the application of Section 28OG and Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), it being understood that Executive shall be liable for the full amount of any excise tax imposed under Code Section 4999 or any successor thereto on any payments or other compensation paid to Executive in the case of a Change in Control. Executive agrees to indemnify and hold EFI harmless against the application of Code Section 4999 on any payment or other compensation paid to Executive in the case of a Change in Control.

     12. Entire Agreement. This Agreement constitutes the entire agreement and supersedes all prior agreements and understandings, oral and written, between the parties hereto with respect to the subject matter hereof.

     13.     Representations from Executive.        Executive
represents that the execution of this Agreement will not violate any provision of law or order of any court or governmental agency, and will not result in the violation of any agreement to which he is a party or by which he is bound. Executive represents that he is not subject to any restrictions with respect to rendering service to EFI hereunder as a result of or by virtue of any prior employment or any prior or present agreement. Executive represents that he will not otherwise reveal to EFI, in performing services for EFI, any confidential information of another person which Executive is prohibited by contract or otherwise from divulging to EFI.

     14. Facility of Payment. Nothing herein contained shall preclude Executive from receiving his base salary and bonus, if any, in a manner which is advantageous to him for tax planning, provided however, that he first obtains EFI's consent, which consent shall not be unreasonably withheld.

     15. Responsibility for Legal Effect; Tax Withholding. Neither party hereto makes any representations or warranties, express or implied, or assumes any responsibility concerning the legal, tax, or other implications or effects of this Agreement. EFI may take all actions required by law with respect to any payments due hereunder or other compensation or benefits due hereunder, including, but not limited to, withholding of tax from such payments compensation or benefits.

     16. Action to Enforce. In any action for enforcement or any other remedy arising out of breach of this Agreement, the prevailing party shall be entitled to all costs, expenses and fees of such actions, including attorneys' fees. In an action to enforce this Agreement either party may pursue money damages, injunctive relief, specific performance, and/or any other relief available under the applicable law.

     17.     Section Headings. The Section headings used in this
Agreement are for convenience of reference only and shall not be considered in construing this Agreement.

     18. Notices. Any notices required or permitted to be given under this Agreement shall be sufficient if in writing and if personally delivered or sent by certified or registered or overnight mail to his residence as last shown on the employment records of EFI, in the case of Executive, or to the corporate headquarters, in the care of EFI, to the attention of the Board of Directors with a copy to the attention of the Secretary.

    19. Integration. This Agreement constitutes the entire understanding between the parties hereto with respect to the subject matter hereof and supersedes all negotiations, representations, prior discussion and preliminary agreements between the parties hereto relating to the subject matter hereof.

    20. Non-Waiver. The waiver by EFI or Executive of a breach of any provision of this Agreement by Executive or EFI shall not operate or be construed as a waiver of any subsequent breach by Executive or EFI of the same or any other provision hereof.

    21.     Binding Effect. This Agreement shall be binding upon
Executive and his designated beneficiaries and upon his or their heirs, executors, administrators, and upon anyone claiming under him or his designated beneficiaries, and upon EFI and its successors and assigns.

    22. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Utah.

    23. Effective Date. The obligations of the parties under this Agreement are effective as of September 12, 1994.

    IN WITNESS WHEREOF, the parties hereto have hereunto set their respective hands and seals the year and date first hereinabove written.


                                       EFI ELECTRONICS CORPORATION






















                                       By:<signature here-Scott H.
                                           Nelson>
                                       Its:  Chairman

                                       EXECUTIVE


                                       By:<signature here-Richard
D.
                                       Clasen>
                                       Richard D. Clasen

           EFI Electronics


2