Form 10KSB/A
period 1998-03-31
EFI ELECTRONICS CORP
filed 1999-04-21
CIK 785970

U.S. SECURITIES AND EXCHANGE COMMISSION
                                                 WASHINGTON, D.C. 20549

                                                     FORM 10-KSB/A

    [X] AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                            SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                   March 31, 1998

                                                           OR
                          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

                                            Commission file number: 0-15967

                                              EFI ELECTRONICS CORPORATION .
              (Exact name of small business issuer as specified in its charter)

               _____Delaware                                  75-2072203
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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form10-KSB. [X]

      Issuer's revenues for its most recent fiscal year: $ 16,372,366

Aggregate market value of the voting stock (which consists solely of shares of $.0001 par value common stock) held by non-affiliates of the registrant as of June 10, 1998, computed by reference to the closing sale price of the registrant's common stock as reported by the NASDAQ Stock Market (Small Cap) on such date: $ 4,255,996

Number of shares of the registrant's common stock outstanding at June 10, 1998:
5,554,644

                          DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement relating to the Annual Meeting of Shareholders held on July 29, 1998 are incorporated by reference in Part III of this report.

Part III, Item 13 of the Company's Annual Report is hereby amended to revise the
Exhibit Index and to provide additional portions of exhibits referenced therein.


                                                   Table of Contents

Part III, Item 13                                                          3

Signature Page                                                             4

Exhibits                                                                   5

                                                        PART III


Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits:
    S-B                   Incorporated                  Filed          10 KSB/A
   Number    Exhibit      by Reference                 Herewith          Page
    3.1    Certificate of Incorporation as Restated      (1)              (1)
           and Amended
    3.2    Amended and Restated Bylaws                   (2)              (2)
   10.1    Non-Qualified Stock Option Plan and
           Incentive Stock Option Plan As Amended
           (May 1991)                                    (3)              (3)
   10.2    Lease Agreement, dated July 21, 1997
           between Ninigret Park Development, L.C.,
           as landlord and the Company, as tenant
   10.3 Supply Agreement, dated August 26, 1997, between the Company and Hubbell Incorporated (Delaware), a Delaware corporation X
   10.4    Employment Contract, dated September 12, 1994,
           between the Company and Richard D. Clasen       X
   21      List of subsidiaries                            X
   23.1    Independent Accountant's Consent
           Grant Thornton LLP                              X
   27      Financial Data Schedule                         X



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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 19, 1999.
                                                   EFI ELECTRONICS CORPORATION


                                         By:        /s/  Richard D. Clasen
                                                  Richard D. Clasen
                                          Chief Executive Officer and President

                                 EXHIBIT 10.2

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

                         ARTICLE 11
                           TERM

   2.1 TERM: This Lease shall be for a term of twelve years (the "Term") commencing on the Commencement Date, as hereinafter defined, and the date which is twelve (12) years after the Commencement Date plus such number of additional days so as to cause the expiration date to end on the last day of a month (the "Fixed Expiration Date"), or on such earlier or later date upon which the Term shall sooner or later end pursuant to any of the terms, conditions or covenants of this Lease or pursuant to law (the"Expiration Date'). Tenant shall have no option or other right to renew this Lease beyond such Term.

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

   3.3 PAYMENT OF TAXES: (a) Beginning on and after the Commencement Date, Tenant shall pay when due its "Pro Rata Share" (as determined under Section 5.6(b)(iii) below) of all real or personal property taxes, license fees and assessments levied or imposed against, or measured by, the land and improvements of which the Leased Premises are a part or measured by the rent payable hereunder during the term of the Lease or any extension thereof, by state, municipal or other governmental authority (but excluding Federal, state or municipal income or corporate franchise taxes) or by private body pursuant to applicable covenants, conditions and restrictions that relate to the terms of this Lease, regardless of whether payment of such tax is due during the Term of the Lease or may be postponed until a time after the lease Term (herein "Taxes") Payment of such Taxes relating to a particular taxable year, prorated in the event that the Taxes are payable for a partial lease year, shall be paid at the time and in the manner as provided in Section 5.6(a). If Tenant fails to pay when due any of such Taxes as set forth herein, Landlord may pay the same under the provisions of Article XIII, set forth below. Tenant's obligations to pay Taxes hereunder, with respect to the period covered by the Lease, shall survive the Expiration Date.

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

                         ARTICLE IV
                         INSURANCE

   4.1 BUILDING INSURANCE: Landlord shall cause to be issued, and Tenant shall pay Men due its Pro Rata Share (as determined under Section 5.6(b)(iii) below) of the cost of, building insurance for the Property insuring against the perils of fire, the extended coverages "all risk' property insurance, vandalism and malicious mischief, and all risks to the Building improvements constituting the Leased Premises (subject to customary insurance policy exclusions) in an amount substantially equal to one hundred (100%) percent of its full replacement cost (including demolition and debris removal costs and compliance costs at the time of construction) without regard to depreciation (herein, the "Building Insurance"), or such lesser or greater coverage (including without limitation earthquake coverage) as Landlord in its reasonable discretion may determine.

   4.2 LIABILITY AND OTHER INSURANCE: (a) Tenant shall at all times during the Term, at Tenant's sole cost and expense, with Landlord named as an additional insured, maintain with a financially responsible insurance company, commercial general liability insurance, including without limitation contractual and legal liability, to afford protection on an "occurrence basis" against claims for personal injury (including without limitation bodily injury or death)or property damage and machinery insurance, occurring on, in or about the Leased Premises, the Property and any elevators, or any adjoining properties, with coverage limits of at least the following amounts (which amounts may be increased from time to time as Landlord in its reasonable discretion may determine):

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

   5.3 REPAIR AND MAINTENANCE OF PROPERTY BY LANDLORD: Landlord shall be responsible for, and keep in good order, repair and condition, at Landlord's sole expense, and without reimbursement from Tenant, the roof and "Structural Portions" (as hereinafter defined) of the Building; provided that Tenant shall be responsible for all repairs and maintenance resulting from its use of the floor slabs and any uses of any Structural Portions that are inconsistent with the design intent of the particular elements.

By way of illustration, those situations for which Tenant would be responsible for the repairs and maintenance of the Structural Portions would include the puncturing of the roof with mechanical equipment, hitting or damaging columns, floors or walls with products, fork lifts or other matters or burdening the floors, roof, columns or wall with excessive stress or weight.) As used in this Lease, the term 'Structural Portions" shall mean the foundations, floor slabs (but only to the extent that such floor slabs evidence cracking or settlement resulting from their original construction, as opposed to Tenant activities thereon or uses therewith), weight bearing elements and other structural elements of the Building. Further, Landlord shall be responsible for and shall perform the Applicable Maintenance and Repairs, as hereinafter defined, with respect to the Leased Premises and all of the Property (including that portion of the Property, if any, leased by Landlord to another tenant), and subject to
Section 5.6(a) below Tenant shall reimburse Landlord for Tenant's Pro Rate Share of all Operating Costs, as hereinafter defined, incurred by Landlord in performing the Applicable Maintenance and Repairs.

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

         Landlord shall estimate each year the estimated CAM's (including Taxes and Building Insurance) and charge Tenant monthly one-twelfth of such estimated CAM'S, and shortly after the end of the calendar year in question, Landlord shall furnish to Tenant an itemized statement ("Landlord's CAM Statement') in reasonable detail of the CAM's for the immediately preceding year and thereupon there shall be an adjustment between Landlord and Tenant, with payment to or repayment by Landlord, as the case maybe, and Tenant's CAM contribution for the next ensuing year shall be adjusted upward or downward based upon Landlords CAM Statement. Within ninety (90) days of Tenant's receipt of a Landlord's CAM Statement, Tenant may question or contest any aspect of the Statement by providing written notice to Landlord specifying in reasonable detail the basis for such question or contest. In such case, Landlord shall provide such additional back-up to Landlord's CAM Statement as may be reasonably necessary to provide proof of the payment in question.

         (b) Definitions. (i) The term "Applicable Maintenance and Repairs" shall mean, subject to Sections 5.1 and 5.3, all necessary, reasonable or customary operation, maintenance, replacement and repairs of any kind on or with respect to the (A) exterior entrances, doors, wells, ceilings, glass, windows, moldings, to the extent the same are not part of the structural portions or the roof of the Building, sidewalks, driveways, parking lots, landscaping, fences, and water, sewer and gas connections, pipes, mains, and all other fixtures, machinery and equipment, and the servicing of and general repairs to the electrical wiring, plumbing and HVAC systems (including spring and fall servicing, and replacement of filters as recommended by the manufacturers); (B)the mowing of grass, care of shrubs, general landscaping, snow removal, sweeping of parking lot and truck dock areas, and the cleaning and painting of the exterior of the Building as the same may or might be necessary or appropriate in order to maintain the Property in a clean, attractive and sanitary condition; and (C) the cost of periodic maintenance and restoration of Building surfaces, including floors and walls, and other surfaces both on the interior and exterior of the Building and in exterior areas of the Property, as well as repaving and restriping of the parking areas. To the extent that any part of the Property or Building is or becomes irreparable or worn out or exhausted by ordinary use or otherwise or is inadequate for the general use by the Tenant thereof, including without limitation the HVAC, the water sprinkling system or the electrical or plumbing systems, Applicable Maintenance and Repairs shall include the repair, replacement or improvement of such item, as the case may be. When used in this Article V, the term "repairs" shall include all necessary replacements, renewals, alterations and additions. All repairs made shall be equal in quality and class to the original work and shall be made in compliance with all applicable legal requirements and under the building code then in effect.

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

                       ARTICLE VI
         AUTHORIZED USE; COMPLIANCE WITH LAWS

   6.1 AUTHORIZED USE: Tenant may use the Leased Premises for the manufacture, distribution and sale of electronic products and all lawful activities associated therewith; provided that Tenant shall not (i) store or do anything on or in the Leased Premises that would cause the existing fire protection system to be deemed or declared inadequate or illegal under any existing law or under existing and customary insurance rating guidelines or policies, unless Tenant upgrades, at Tenants expense, the system to comply with such @ or guidelines;
(ii) do, bring or keep anything in or about the Leased Premises that will cause a cancellation of any insurance policies covering the Leased Premises, (iii) use the Leased Premises in any manner that will constitute waste, nuisance or cause unreasonable annoyance to owners or occupants of neighboring properties, or (iv) create or permit to be created any lien, encumbrance or charge upon the Building or Property or any part thereo or the income therefrom, or any assets of Landlord, or suffer any other matter or thing whereby the estate, rights and interest of Landlord in the Property or any part thereof, or any assets of Landlord, might be impaired or (v) do anything on the Leased Premises or the Property that will cause damage to the Leased Premises or the Property or any part thereof, ordinary v,/ear and tear excepted. The Leased Premises shall not be used for any dangerous, noxious or offensive trade or business, and Tenant will at all times use and operate the Leased Premises in such a manner as to minimize the risk of indoor air quality problems or any diagnosable illness that can be identified and attributed to contaminants in the Leased Premises attributable to Tenant. Tenant shall take all steps necessary to prevent inadequate ventilation and emission of chemical or other contaminants from indoor and outdoor sources under or within Tenant's control.

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

        (b) Tenant shall not cause or permit the Leased Premises to be in violation of any Federal, State or local laws, regulations, guidelines, codes, permits, rules, administrative and judicial orders and ordinances relating to industrial hygiene, indoor air quality laws, regulations and industry standards or to the environmental conditions on, under or about the Leased Premises or the Property including, but not limited to, soil and ground water conditions; provided, however, that Tenant shall not be obligated to Landlord for any Hazardous Material Claims (i) attributable to any pre-existing conditions of the Leased Premises or the Property as of the Commencement Date or (ii) caused by any person other than Tenant or its employees, agents, guests or invitees. Tenant agrees at all times to comply fully and in a timely manner with, and to cause all its employees, agents, invitees, licensees, contractors and any other persons occupying or present on the Leased Premises to comply with, all such laws and all applicable Federal, State and local laws, regulations, guidelines, codes, permits, rules, executive, administrative and judicial orders and ordinances and all provisions and requirements of any casualty, liability or other insurance policy required to be carried by Tenant under the provisions of this Lease (collectively, "Hazardous Materials Laws") applicable to the use, generation, manufacture, handling, storage, treatment, transport and disposal of any flammable materials, explosives, radioactive materials, hazardous wastes, toxic substances or similar materials, including, without limitation, any substances now or hereafter defined as or included in the definition of "hazardous substance," "hazardous waste," "hazardous material," "pollutant or contaminant," or "toxic substance" under any applicable Federal, State or local laws or regulations (including but not limited to _ 101 (1 4) of the Comprehensive Environmental Response, Compensation andLiability Act (CERCLA), 42 U.S.C. _ 9601(14); 101 (33) of CERCLA, 42 U.S.C. _ 9601(33); _ 104(5) of the
Resource Conservation and Recovery Act, 42 U.S.C. 6903(5)), (collectively, "Hazardous Materials").

         (c) Tenant shall immediately advise Landlord in writing of (1) any and all enforcement, cleanup, removal or other governmental or regulatory actions, of which Tenant is aware or has received notice, instituted, contemplated or threatened against the Leased Premises pursuant to any applicable Hazardous Materials Laws; (ii) all claims made or threatened in writing by any third party against Tenant or the Leased Premises relating to damage, contribution, cost recovery, compensation, loss or injury resulting from any Hazardous Materials (the matters set forth in clauses (1) and (ii) above are hereinafter referred to as "Hazardous Materials Claims"); and (iii) Tenant's discovery of any occurrence or conditions on the Leased Premises, the Property or any real property adjoining or in the vicinity of the Property that could cause the Property or any part thereof to be subject to any restrictions on the ownership, occupancy, transferabilit or use of the Property or any part thereof under any Hazardous Materials Laws.

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

         (d) If the Leased Premises are rendered wholly unusable or (whether or not the Leased Premises are damaged in whole or in part) if the Building shall be so damaged that Landlord shall decide to demolish it or to rebuild it or if the Building shall be partially damaged and such partial damage is not otherwise covered under section 9.1 (b) above, then, in any of such events, Landlord may elect to terminate this Lease by written notice to Tenant, given within 30 days after such fire or casualty, specifying a date for the expiration of the Lease, which date shall not be more than 30 days after the giving of such notice, and upon the date specified in such notice the term of this Lease shall expire as fully and completely as if such date were the date set forth above for the termination of this Lease and Tenant shall forthwith quit, surrender and vacate the Leased Premises without prejudice however, to Landlord's rights and remedies against Tenant under the provisions of the Lease in effect priorto such termination, and any Rental owing shall be paid up to the date of such fire or casualty and any payments of Rental made by Tenant which were on account of any period subsequent to such date shall be returned to Tenant. If Landlord does not serve a termination notice as provided for herein, and provided the repairs can reasonably be made within ninety (90) days and provided Landlord commits to Tenant to make such repairs within said 90 days of damage, Landlord shall make the repairs and restorations under the conditions of
(b) and (c) hereof, but only to the extent of any insurance proceeds thereof, with all reasonable expedition, subject to delays due to adjustment of insurance claims, labor troubles and causes beyond Landlord's control. If Landlord cannot reasonably accomplish such repairs within said 90 days, or does not commit to so accomplish such repairs within 90 days, then Tenant may terminate this Lease. After any such casualty, Tenant shall cooperate with any restoration by removing from the premises as promptly as reasonably possible, all of Tenants salvageable inventory and movable equipment, furniture, and other property. Tenants liability for Rental shall resume five (5) days after written notice from Landlord that the Leased Premises are substantially ready for Tenant's occupancy.

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

                        ARTICLE X
               INJURIES AND PROPERTY DAMAGE

   10.1 INDEMNIFICATION:(a)Tenant shall not do or permit any act or thing to be done upon the Leased Premises or any other part of the Property that may subject Landlord to any liability or responsibility for injury, damages to persons or property or to any liability by reason of any violation of law or any other requirement of a governmental authority and shall exercise such control over the Leased Premises as to fully protect Landlord against any such liability Tenant shall indemnify and save Landlord, its officers, employees, partners, agents, contractors, successors, heirs and assigns, harmless from and against (a) all claims of whatever nature by third parties arising from Tenant's use of the Leased Premises or any act, omission or negligence of Tenant, its contractors, agents, employees, invitees or visitors, (b) all claims by third parties arising from any accident, injury or damage whatsoever caused to any person or to the property of any person and occurring during the Term in or about the Leased Premises, and (c) any claim by any third party arising from any breach, violation or non-performance of any covenant, condition or agreement in this Lease set forth and contained on the part of Tenant to be fulfilled, kept, observed and performed.This indemnity and hold harmless agreement shall include indemnity from and against any and all liability, fines, suits, demands, costs and expenses of any kind or nature (including, without limitation, attorneys' fees and disbursements) incurred in or in connection with any such claim or proceeding brought by third parties thereon, and the defense thereof, except to the extent such liability, fines, claims or costs are occasioned by the willful misconduct or gross negligence of Landlord by third parties, in which case Tenants liability to Landlord under this indemnity provision shall be reduced only by the percentage of the loss, damage or liability resulting from or attributable to Landlord's or its agent's willful misconduct, gross negligence or negligence.The obligations of Tenant under this Section 10.1(a) shall not in any way be affected by the absence in any case of covering insurance or by the failure or refusal of any insurance carrier to perform any obligation on its part to be performed under insurance policies required to be maintained by this Lease.Tenant's obligations under this Article shall survive the expiration of this Lease.

        (b) Landlord shall not do or permit any act or thing to be done upon the Leased Premises or any other part of the Property that may subject Tenant to any liability or responsibility for injury, damages to persons or property or to any liability by reason of any violation of law or any other requirement of a governmental authority. Landlord shall indemnify and save Tenant, its officers, employees, partners, agents, contractors, successors, heirs and assigns, harmless from and against (a) all claims of whatever nature by third parties arising from Landlord's material omission or gross negligence of Landlord, its contractors, agents, employees, invitees or visitors resulting from Landlord's performance of Applicable Maintenance and Repairs, (b) all claims by third parties arising from any accident, injury or damage whatsoever caused by Landlord, its contractors, agents, employees, invitees or visitors to any person or to the property of any person and occurring during the Term in or about the Leased Premises from Landlord's performance of Applicable Maintenance and Repairs, and (c) any claim by any third party arising from any breach, violation or non-performance of any covenant, condition or agreement in this Lease set forth and contained on the part of Landlord to be fulfilled, kept, observed and performed. This indemnity and hold harmless agreement shall include indemnity from and against any and all liability, fines, suits, demands, costs and expenses of any kind or nature (including, without limitation, attorneys' fees and disbursements) incurred in or in connection with any such claim or proceeding brought by third parties thereon, and the defense thereof, except to the extent such liability, fines, claims or costs are occasioned by the willful misconduct or negligence of Tenant by third parties, in which case Landlord's liability to Tenant under this indemnity provision shall be reduced only by the percentage of the loss, damage or liability resulting from or attributable to Tenant's or its agent's willful misconduct or negligence. The obligations of Landlord under this Section 0. I (b) shall not in any way be affected by the absence in any case of covering insurance or by the failure or refusal of any insurance carrier to perform any obligation on its part to be performed under insurance policies required to be maintained by this Lease. Landlord's obligations under this Article shall survive the expiration of this Lease.

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

   11.2 HOLDOVER: If the Leased Premises be not surrendered by Tenant as and when required, Tenant shall indemnify Landlord against any charges, loss or liability resulting therefrom, including, without limitation, any claims made by any succeeding occupant founded on such delay. Should the Landlord permit Tenant to holdover the Leased Premises or any part thereof after the expiration of the term of this Lease, such holdover shall constitute a tenancy from month-to-month only, and shall in no event be construed as a renewal of this Lease and all provisions of this Lease not inconsistent with a tenancy from month-to-month shall remain in full force and effect.During the month-to- month tenancy, Tenant agrees to give Landlord thirty (30) days prior written notice of its intent to vacate premises.Tenant agrees to vacate the premises upon thirty (30) days prior written notice from Landlord.The rental for the month-to-month tenancy shall be at a rate that is fifteen (15%)percent greater than the Base Rent that is then being paid by Tenant. Tenants obligations under this Section 11.2 shall survive the expiration or sooner termination of this Lease.

   11.3 EMINENT DOMAIN: If at any time during the term of this Lease the entire premises or any part thereof shall be taken as a result of the exercise of the power of eminent domain or by an agreement in lieu thereof, this Lease shall terminate as to the part so taken as of the date possession is taken by the condemning authority. If all or any substantial portion of the Leased Premises shall be taken, Landlord may terminate this Lease at its option, by giving Tenant at least ninety (90) days written notice of such termination within thirty (30) days of such taking. If a portion of the Leased Premises taken are so substantial that Tenant's use of the premises is substantially impaired and the remaining portion is not suitable for the operation of Tenants business, Tenant may terminate this Lease at its option by giving Landlord written notice of such termination within thirty (30) days of such taking. Otherwise, this Lease shall remain in full force and effect, except that the Basic Rent payable by Tenant hereunder shall be reduced in the proportion that the area of the Building so taken bears to the total area of the Building immediately prior to such taking and the Tenants Pro Rata Share shall be so adjusted.Landlord shall be entitled to and Tenant hereby assigns to Landlord the entire amount of any award in connection with such taking without deduction therefrom for any leasehold estate vested in Tenant by reason of this Lease; provided, however, that nothing in this Article shall give Landlord any interest in or preclude Tenant from seeking, on its own account, any award attributable to the taking of personal property or trade fixtures belonging to Tenant, or for loss of its leasehold estate or the interruption of Tenant's business and any moving expenses incurred in connection with the relocation of its business.

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

         (d) In the event of any default by Tenant under this Lease, then Landlord, in addition to any other rights or remedies it may have under this Lease or pursuant to applicable law, may, after attempting to mitigate its damages to the extent reasonable as may be required under then existing law, accelerate its right to receive from Tenant all Rentals, and any other sums due under this Lease, less any amounts actually received by Landlord or which could have been received had Landlord properly mitigated its damages to the extent reasonably required under then existing law, that are otherwise payable for the remainder of the term of the lease and declare all such sums to be immediately due and payable along with reasonable attorneys fees and costs associated with the collection of such sums from Tenant. In addition, without limiting its rights hereunder or by operation of law, Landlord may take possession pursuant to this Lease and relet the Leased Premises or any part thereof for such term terms (which may be for a term extending beyond the term of this Lease) and at such rental or rentals and upon such other terms and conditions as Landlord may deem reasonably advisable with the right to make alterations and repairs to the Leased Premises. Upon each subletting, Tenant shall be immediately liable for and shall pay to Landlord, in addition to any indebtedness due hereunder, the cost and expenses of such reletting including advertising costs, brokerages fees , any reasonable attorney's fees incurred and the amount, if any, by which the rent reserved in this Lease for the period of such reletting (up to but not beyond the Term of this Lease) exceeds the amount agreed to be paid as rent for the premises for said period by such reletting. No such re-entry or taking possession of the Leased Premises by Landlord shall be construed as an election by Landlord to terminate this Lease unless the termination thereof be decreed by a court of competent jurisdiction or stated specifically by the Landlord in writing addressed to Tenant. Landlord shall in no event be liable in any way whatsoever for failure to relet the Leased Premises, or in the event that the Leased Premises are relet, for failure to collect the rent thereof under such reletting, except to the extent of Landlord's obligation under then existing law to mitigate damages, and in no event shall Tenant be entitled to receive any excess, if any, of such net rents collected over the sums payable by Tenant to Landlord hereunder.

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

   13.4 BANKRUPTCY: (a) Anything elsewhere in this Lease to the contrary notwithstanding, this Lease may be canceled by Landlord by the sending of a written notice to Tenant within a reasonable time after the happening of any one or more of the following events: (1) the commencement of a case in bankruptcy or under the laws of any state naming Tenant as a debtor; or (2) the making by Tenant of an assignment or any other arrangement for the benefit of creditors under any state statute. Neither Tenant norany person claiming through or under Tenant, or by reason of any statute or order of court, shall thereafter be entitled to possession of the Leased Premises but shall forthwith quit and surrender the Leased Premises.If this Lease shall be assigned in accordance with its terms, the provisions of this Section 13.4 shall be applicable only to the party then owning Tenant's interest in this Lease.

        (b) It is stipulated and agreed that in the event of the termination of this Lease pursuant to (a) hereof, Landlord shall forthwith, notwithstanding any other provisions of this Lease to the contrary, be entitled to recover from Tenant as and for liquidated damages an amount equal to the difference between the rent reserved hereunder for the unexpired portion of the Term and the fair and reasonable rental value of the Leased Premises for the same period. In the computation of such damages the difference between any installment of Rental becoming due hereunder after the date of termination and the fair and reasonable rental value of the Leased Premises for the period for which such installment was payable shall be discounted to the date of termination at the rate of four percent (4%) per annum. If the Leased Premises or any part thereof be relet by the Landlord for the unexpired portion of the Term, or any part thereof, before presentation of proof of such liquidated damages to any court, commission or tribunal, the amount of Rental reserved upon such reletting shall be deemed to be the fair and reasonable rental value for the part or the whole of the Leased Premises so relet during the term of the reletting. Nothing herein contained shall limit or prejudice the right of the Landlord to prove for and obtain as liquidated damages by reason of such termination, an amount equal to the maximum allowed by any statute or rule of law in effect at the time when, and governing the proceedings in which, such damages are to be proved, whether or not such amount be greater, equal to, or less than the amount of the difference referred to above.The foregoing Section 13.4 is subject to Landlord's obligation to mitigate damages pursuant to applicable laws then in effect.



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

   14.2 ESTOPPEL STATEMENT: Upon Landlord's request, Tenant shall, without charge, execute, acknowledge and deliver to Landlord a written statement certifying: (1) the commencement date of this Lease; (ii) the expiration date of this Lease; (iii) as to the existence of any default under this Lease of which Tenant is aware, (iv) as to the existence of any offsets, counterclaims or defenses to this Lease on the part of Tenant; (v) as to the dates to which Rental payments have been made; and (vi) such other matters as may be reasonably requested by Landlord, by any prospective purchaser of Landlord or the Property or by any mortgagee of Landlord.
   14.3 SUBORDINATION AND ATTORNMENT: Landlord shall obtain a nondisturbance agreement from any existing mortgagee in favor of Tenant, consistent with the terms of any mortgage loan agreement between Landlord and such mortgagee, and deliver the same to Tenant on or prior to the Lease Commencement Date. This Lease is subject and subordinate to any mortgage which may now or hereafter encumber the Leased Premises, and any renewals, modifications, consolidations, replacements or extensions thereof. If Landlord's interest in the Leased Premises is acquired by any mortgagee, or purchaser at a foreclosure sale, provided this Lease Agreement remains in force, Tenants occupancy of the Leased Premises is not interrupted and Tenant receives from the holder of such mortgage or purchaser a commercially reasonable nondisturbance agreement, Tenant shall attorn to the transferee of or successor to Landlord's interest in the Leased Premises and recognize such transferee or successor as landlord under this Lease , and so long as Tenant is not in default under this Lease Agreement, this Lease shall, with regard to the Leased Premises, continue in full force and effect as a direct lease between the lender or its successors and assigns and Tenant. Tenant shall execute promptly any certificate or instrument of subordination that Landlord may request, provided that Tenant also obtains the nondisturbance agreement referred to above. In the event that Landlord sells the Leased Premises to any other person or entity, Tenant upon notice of same shall thereafter look only to such other person or entity for enforcement of any provisions of this Lease Agreement for the period following such sale.

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

  LANDLORD:
  NINIGRET PARK DEVELOPMENT, L.C.
  BY: THE NINIGRET GROUP, L.C.
  Its Manager

  By: <signature here-Randolph G. Abood, Manager>


  TENANT:
  EFI ELECTRONICS CORPORATION

  By: <signature here-Richard D. Clasen>


  Attest: <signature here-David G. Bevan>

                                                       EXHIBIT D

                                                     PRO RATA SHARE


                                           Tenant's pro rata share is 26.73%.

                                                      EXHIBIT 10.3

         Disclosure Regarding Confidential Information: Portions of page 2 of and Schedules A, B, C, D, E, F, G and H to this Exhibit 10.3 to the Amendment No. 2 to Annual Report on Form 10-KSB/A (consisting of portions of 13 multiple pages) have been omitted from this exhibit filed with the Securities and Exchange Commission (the "Commission") by EFI Electronics Corporation. The omitted portions, which are the subject of an application for confidential treatment and have been filed separately with the Commission, are identified in this exhibit by the placement of the following symbol: +.


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

Hubbell shall place minimum stocking orders with EFI, and EFI shall meet the delivery schedule as follows:

Delivery by December 31, 1997 ------ + Delivery by March 31, 1998 ------ + Delivery by June 30, 1998 ------ +

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

2.8 Hubbell will require from EFI technical support including test data, specifications, and competitive evaluations. Hubbell will also require assistance from EFI relating to user demonstrations and collateral materials. EFI, in support of Hubbell, will provide, at no cost to Hubbell, up to two(2)man days per month of technical support for the duration of this Agreement.

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

5.7 Notwithstanding the foregoing, EFI shall supply and adhere to any and all applicable Product warranty, and be responsible for any defect in the Products of such nature as would not be reasonably found upon the acceptance inspection made under Paragraphs 5.2 and 5.3 above (hereinafter referred to as a
 "Latent Defect"), for a period of twenty-four months after receipt of the Products by Hubbell or for the applicable warranty period as set forth in EFI's warranty, whichever is longer. In the event such Latent Defect is found, Hubbell may submit claims for such defective Products in writing to EFI with supporting documents after the discovery of the Latent Defect. Furthermore, EFI agrees to protect, defend, indemnify and save harmless Hubbell from and against any and all liability, loss, damage, expense, claims and demands of every kind and character including, reasonable attomey's fees, (hereinafter referred to as "damage claims"), for damages, based on arising out of personal injury or property damage to any person or entity whomsoever or whatsoever arising out of claims made by customers or users of the Product. Hubbell shall, in cooperation with EFI investigate all damage claims. EFI shall defend any and all such actions based thereon and shall reimburse Hubbell, from the date of notification to EFI, for all costs, damages, awards and expenses of whatever nature, including attorney's fees, in connection therewith or resulting therefrom. Hubbell shall notify EFI within thirty (30) days of any claim under the provisions of paragraph 5.7 and EFI shall assume the defense of any and all actions and shall reimburse Hubbell, from the date of notification to EFI, for costs or expenses of defense of the specific claim. For any Latent Defect, EFI will provide a plan for correction within 30 days of notification of such claim. Failure to provide the corrective plan within the 30 days or failure of the corrective plan to cure the Latent Defect shall constitute a material breach of EFI's obligations under this Agreement.

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

                                        HUBBELL INCORPORATED (DELAWARE)

                                    By:  <signature here-James H. Biggart>

                                    Title:  Treasure

                                    On:  August 22, 1997

                                        EFI ELECTRONICS CORPORATION

                                    By:  <signature here-R. D. Clasen>

                                    Title:  President and CEO

                                    On:  August 25, 1997

                                                       SCHEDULE A
                                                        PRODUCTS


HARDWIRE INDUSTRIAL PRODUCTS


Part Number                         Description

                               +                     +

                                                       SCHEDULE A
                                                        PRODUCTS
                                                      (continued)


PLUGSTRIP PRODUCTS


Part Number                         Description

                               +                     +

                                                       SCHEDULE B

                                             SPECIFICATIONS AND WARRANTIES


                         (Specifications and Warranties to be supplied by EFI)

                                                       SCHEDULE B
                                             SPECIFICATIONS AND WARRANTIES
                                                      (continued)


                                                        Hubbell
                                     Plug-In TVSS Product Specification Summary

DEVICE
P-50ES
P-50ET
P-150ES
P-150ET
P-1500ES
P-1500ET+






+
+
+
+
+
+PACKAGING





+






+
+
+
+
+
+TERMS











+
**See attached warranties
+

                                                       SCHEDULE B
                                             SPECIFICATIONS AND WARRANTIES
                                                      (continued)


                                                        Hubbell
                                  Hardwired TVSS Product Specification Summary

DEVICE
Din Guard
Titan 65W
Titan 65T
Titan 65F
Titan 100W
Titan 100P
Titan 160P
Panel
Master
Titan 320P+






+
+
+
+
+
+
+
+
+PACKAGING








+






+
+
+
+
+
+
+
+
+TERMS

















+
**See attached warranties
+

                                                       SCHEDULE B
                                             SPECIFICATIONS AND WARRANTIES
                                                      (continued)


                                                        Hubbell
                                   HomeGuard TVSS Product Specification Summary

DEVICE
HomeGuard+






+PACKAGING
+






+TERMS

+
**See attached warranties
+

                                                       SCHEDULE B
                                             SPECIFICATIONS AND WARRANTIES
                                                      (continued)


EFI Electronics Corporation 5 Year Limited Warranty

EFI will, at its option, repair or replace any EFI product that is defective or is damaged by an electrical surge (including those caused by lightning) for a period of five (5) years from date of purchase.

The above coverage applies to the original end user purchaser only and is the exclusive remedy under this warranty, whether based on contract, tort, including negligence, or otherwise. This coverage is secondary to any applicable warranties, service contracts and all other insurance. EFI reserves the right to audit damage, site and/or cost of repairs and may require a notarized proof of loss. Claims must be made within 30 days of damage. This warranty does not cover damage associated with sustained overvoltages, vandalism, theft, normal wear and tear, obsolescence, abuse, nonauthorized modification or alteration, misuse, improper installation or catastrophic events.Except as expressly provided by this warranty, EFI disclaims liability for any incidental, indirect, special or consequential damages arising out of the sale or use of any EFI product
(including without limitation lost business profits, loss of data and all freight, mileage, travel time and insurance charges associated with warranty coverage claims). Some states do not allow the exclusion or limitation of incidental or consequential damages, so the above limitation or exclusion may apply to you. This warranty gives you specific legal rights and you may have other rights which vary from state to state. This warranty is valid in the United States and Canada only.

Claim Procedure:

Contact EFI at the number below to obtain a return authorization number. Return EFI device to EFI, freight prepaid.
EFI returns working device, freight prepaid.

CAUTION:

Effective surge suppression requires correct wiring.

                                                       SCHEDULE B
                                             SPECIFICATIONS AND WARRANTIES
                                                      (continued)

Limited Lifetime Warranty Information

Surges often enter and damage equipment through phone, cable TV, TV antenna, and data communication lines. To properly protect your connected equipment, install EFI surge suppression products on all incoming lines.

Lifetime Product Coverage

EFI will repair or replace any EFI product that is defective or is damaged by an electrical surge (including those caused by lightning).

Lifetime Connected Equipment Coverage

EFI will pay up to the amount stated on the box of the specific EFI surge protector you purchased to repair or replace (whichever is less), with like kind or quality, properly connected to equipment that is damaged by an electrical surge provided the EFI product (1) was plugged into a grounded, three-prong outlet and (2) was also damaged from the same electrical surge.

The above coverage applies to the original purchase only and is the exclusive remedy under this warranty, whether based on contract, tort, including negligence, or otherwise. This coverage is secondary to any applicable warranties, service contracts and all other insurance. EFI reserves the right to audit damage, site and/or cost of repairs and may require a notarized proof of loss. Claims must be made within 30 days of damage. This warranty does not cover damage associated with sustained overvoltages, vandalism, theft, normal wear and tear, obsolescence, abuse, nonauthorized modification or alteration, or catastrophic events. Except as expressly provided by this warranty, EFI disclaims liability for any incidental, indirect, special or consequential damages arising out of the sale or use of any EFI product (including without limitation all freight, mileage, travel time and insurance charges associated with warranty coverage claims). Some states do not allow the exclusion or limitation of incidental or consequential damages, so the above limitation or exclusion may not apply to you. This warranty gives you specific legal rights and you may have other rights which vary from state to state. This warranty is valid in the United States and Canada only.

For warranty customer assistance or to file a claim, call:  1-800-877-1174

Indicator Lights Information

All PowerTracker devices use two indicator display lights to alert you to Power Tracker system effectiveness.

Protected Indicator:

Shows green light "ON" when surge protection device circuitry is functioning properly.

Wiring Indicator:

Shows green light "ON" when the wall outlet is wired properly.  If the indicator is "OFF," this means that the wall outlet receptacle is not grounded properly or the hot and neutral wires are reversed. You are advised to have a licensed electrician inspect and correct your outlet wiring.

CAUTION:  Effective surge suppression requires correct wiring.

                                                       SCHEDULE C
                                                 DISTRIBUTORS CHANNELS


+

Electrical

+





Industrial

+





Electronic

+




Data/Com

+

                                                       SCHEDULE D
                                               OEM/PRIVATE LABEL ENTITIES





                                                           +

                                                       SCHEDULE E
                                                     ANNUAL VOLUME


1998                                        +
1999                                        +
2000                                        +
2001                                        +
2002                                        +

                                                       SCHEDULE F
                                                      EFI PRICING


EFI Cat#                                    Hubbell Cost

+                           +

                                                       SCHEDULE G
                                                    PRICING FORMULA


Ananual Purchases*                                            Pricing

                               +                           Same as Schedule F**
                               +                           Schedule F**+
                               +                           Schedule F**+



 *based on purchases of Products for the previous twelve (12) months, each calendar year
**as current or subsequently modified in the future

                                                       SCHEDULE H
                                          ACCEPTANCE QUALITY LEVEL ("A.Q.L.")




                                                           +

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


AGREEMENT:

     NOW, THEREFORE, in consideration of the foregoing premises and the mutual covenants set forth below, EFI and Executive hereby agree as follows:

     1. Term and Duties. EFI hereby offers and Executive hereby accepts employment with EFI for a term of one (1) year beginning September 12, 1994 and ending September 11, 1995 as President and Chief Executive Officer of EFI or such other comparable positions(s) with such other comparable duties as may be specifically designated for him from time to time by the Board of Directors of EFI in the exercise of its discretion; provided, however, at no time during the term of this Agreement shall Executive's title be less than that herein before described.

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