Form 10QSB/A
period 1998-06-30
EFI ELECTRONICS CORP
filed 1999-06-02
CIK 785970

FORM 10-QSB


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                 [X] AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13
                                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



           Number of shares of the registrant's $0.0001 par value common stock outstanding at July 31,1998: 5,574,479














Part I, Item 1 of the Company's Quarterly Report are hereby amended to revise financial statements and disclosures related to the valuation of the Company's acquisition of EFI Electronics Europe, SL and the correction of an error in valuing inventory for periods prior to fiscal 1999.

                      Table of Contents


PART I    FINANCIAL INFORMATION                                          PAGE


  Item 1.  Consolidated Financial Statements

      Balance Sheets as of June 30, 1998 (Unaudited)  and
      March 31, 1998 ......................................................3

      Statements of Earnings for the three months
      ended June 30, 1998 and 1997 (Unaudited).............................4

      Statements of Cash Flows for the three months
      ended June 30, 1998 and 1997 (Unaudited).............................5

      Notes to Financial Statements (Unaudited)....................6  -    7

  Signatures...............................................................8

                                               PART I - FINANCIAL INFORMATION
Item 1.           Financial Statements
CONSOLIDATE BALANCE SHEETS
                                    JUNE 30, 1998                 MARCH 31, 1998
--------------------------------------------------------------------------------
                                     (Unaudited)                   (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents    $         1,283             $        9,566
     Receivables, net                   3,382,438                  3,981,682
     Inventories, net                   3,546,895                  2,726,606
     Prepaid expenses                     120,939                     90,817
----------------------------------------------------------------------------
         Total current assets           7,051,555                  6,808,671
----------------------------------------------------------------------------
Property - net                          2,490,439                  2,539,290
Other assets:
     Goodwill                             835,653                    866,603
     Other assets                          64,477                     62,130
----------------------------------------------------------------------------
         Total other assets               900,130                    928,733
----------------------------------------------------------------------------
              Total assets          $  10,442,124               $ 10,276,694
============================================================================

LIABILITIES
Current liabilities:
     Revolving line of credit       $   3,207,335              $   3,472,935
     Current maturities of
     capital lease obligations            164,609                    159,242
     Current maturities of
     notes payable                        691,326                    681,690
     Accounts payable                   1,458,353                  1,595,440
     Reserve for customer warranty        289,742                    258,405
     Accrued liabilities                  264,728                    294,297
----------------------------------------------------------------------------
         Total current liabilities      6,076,093                  6,462,009
----------------------------------------------------------------------------
Long-term liabilities:
     Capital lease obligations,
     less current maturities              306,890                    353,498
     Notes payable, less current
     maturities                           803,908                    895,082
----------------------------------------------------------------------------
         Total long-term liabilities    1,110,798                  1,248,580
----------------------------------------------------------------------------
              Total Liabilities         7,186,891                  7,710,589
----------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
     Common stock                             553                        551
     Additional paid-in capital         3,067,195                  3,045,139
     Cumulative foreign currency
     translation adjustment                 1,518                     (5,870)
     Retained earnings                    395,967                   (263,714)
----------------------------------------------------------------------------
                                        3,465,233                  2,776,105
Less:
       Stock subscriptions and notes receivable
        from management                  (210,000)                  (210,000)
----------------------------------------------------------------------------
         Total stockholders' equity     3,255,233                  2,566,105
----------------------------------------------------------------------------
              Total liabilities and
===================================
 stockholders' equity               $  10,442,124               $ 10,276,694
============================================================================


                 See notes to financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

For the three months ended June 30,              1998                     1997
------------------------------------------------------------------------------

Net sales                                $  3,582,053              $ 3,639,459
Cost of sales                               2,306,313                2,284,857
------------------------------------------------------------------------------
Gross profit                                1,275,740                1,354,602
------------------------------------------------------------------------------
Operating expenses:
     Selling, general and
        administrative expenses               876,597                1,037,601
     Research and development                 206,132                  173,685
------------------------------------------------------------------------------
         Total operating expenses           1,082,729                1,211,286
------------------------------------------------------------------------------
Earnings from operations                      193,011                  143,316
------------------------------------------------------------------------------
Other income/(expense):
     Equity in earnings of
     EFI Electronics Europe                       -0-                   52,875
     Interest expense                        (137,053)                (130,139)
     Other, net                               (28,848)                 (23,050)
-------------------------------------------------------------------------------
         Total other expense, net            (165,901)                (100,314)
-------------------------------------------------------------------------------
Earnings before income taxes                   27,110                   43,002
Income taxes                                      -0-                      -0-
------------------------------------------------------------------------------
Net earnings                           $       27,110              $    43,002
==============================================================================

Earnings per share:

     Basic                             $         0.00              $      0.01
     Diluted                           $         0.00              $      0.01
==============================================================================


Weighted average shares outstanding

     Basic                                  5,537,297                4,216,174
     Diluted                                5,675,022                4,359,914
==============================================================================

















                  See notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the three months ended June 30,                                 1998                 1997
---------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net earnings                                                 $     27,110       $    43,002
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation                                                   182,469           137,686
     Amortization                                                    35,882             9,878
     Equity in earnings of joint venture                                -0-           (52,875)
     Increase/(decrease) in cash due to change in:
         Receivables                                                599,244           193,001
         Inventories                                               (187,717)         (242,133)
         Prepaid expenses                                           (30,122)          (26,460)
         Other assets                                                (7,279)           (3,001)
         Accounts payable                                          (137,087)          (48,869)
         Warranty reserve                                            31,337            12,551
         Accrued income taxes payable                                   -0-           (43,500)
         Accrued liabilities                                        (29,569)          165,044
---------------------------------------------------------------------------------------------
    Net cash provided by operating activities                       484,268           144,324
---------------------------------------------------------------------------------------------
Cash flows from investing activities:
         Capital expenditures                                      (133,618)         (302,934)
----------------------------------------------------------------------------------------------
    Net cash used in investing activities                          (133,618)         (302,934)
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net change under revolving line of credit                     (265,600)            1,487
     Principal payments on notes payable                            (81,538)          (56,820)
     Principal payments under capital lease obligations             (41,241)              -0-
     Proceeds from borrowings under notes payable                       -0-           205,000
     Proceeds from exercise of stock options                         22,058               -0-
---------------------------------------------------------------------------------------------
       Net cash (used in)/provided by  financing activities        (366,321)          149,667
---------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                               7,388               -0-
---------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                            (8,283)           (8,943)
Cash and cash equivalents at beginning of period                      9,566            10,123
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $      1,283      $      1,180
=============================================================================================


Supplemental disclosures of cash flow information: Cash paid during the period for:

                  Income taxes                                $         -0-      $        -0-
                  Interest                                    $     153,000      $     95,000
=============================================================================================








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

                                     June 30,1998                March 31, 1998
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
===============================================================================

2.  INVENTORIES

Inventories consisted of the following:

                                    June 30, 1998                March 31, 1998
-------------------------------------------------------------------------------
                                     (Unaudited)
Raw materials                         $ 1,783,796                   $ 1,842,504
Work-in-process                           805,088                       552,250
Finished goods                          1,090,986                     1,039,424
-------------------------------------------------------------------------------
                                        3,679,870                     3,434,178
Less allowance for obsolete inventory    (132,975)                      (75,000)
--------------------------------------------------------------------------------
Total                                 $ 3,546,895                   $ 3,359,178
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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 128, "Earnings per Share." SFAS 128 is effective for financial statements for periods ending after December 15, 1997, and requires companies to report both basic and diluted earnings per share. Basic earnings per share does not include the addition of common stock equivalents to the shares outstanding. Diluted earnings per share requires the addition of common stock equivalents to the shares outstanding. Average shares outstanding is the denominator used in basic earnings per share calculations. Accordingly, basic earnings per share will be higher than diluted earnings per share.This statement replaces Accounting Principles Board (APB) 15. The effect of adopting SFAS 128 did not materially effect the Company's earnings per share.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (Unaudited)

NET EARNINGS PER COMMON SHARE, continued



The following data show the amounts used in computing earnings/(loss) per common share, including the weighted average number of shares and dilutive potential common stock.

                                                                   Three Months Ended June 30,
                                                                     1998            1997
Shares outstanding during the entire period                        5,504,644        4,216,174
Weighted average shares issued during the period                      32,653              -0-

Weighted average number of shares used in basic EPS                5,537,297        4,216,174
Dilutive effect of stock options and warrants                        137,725          143,740
                                                               -------------       ----------

Weighted average number of shares and dilutive
  potential stock used in dilutive EPS                             5,675,022        4,359,914
                                                                ============      ===========


4.  REVOLVING LINE OF CREDIT, CAPITAL LEASE OBLIGATIONS AND NOTES PAYABLE

At June 30 and March 31, 1998, revolving line of credit, capital lease obligations and notes payable, the carrying value of which approximates fair value, consisted of the following:

                                                                  June 30, 1998    March 31, 1998
                                                                   (Unaudited)

Revolving line of credit                                          $ 3,207,335         $ 3,472,935
=================================================================================================

Capitalized lease obligations                                         471,499             512,740
Less current maturities                                              (164,609)           (159,242)
--------------------------------------------------------------------------------------------------
     Capitalized lease obligations (less current maturities)     $    306,890        $    353,498
=================================================================================================

Notes payable:
   Collateralized promissory note                                $    798,676        $    848,695
   Uncollateralized subordinated note - director                      300,000             300,000
   Collateralized promissory note - machinery                         163,996             174,247
   Uncollateralized note - acquisition                                232,562             253,830
-------------------------------------------------------------------------------------------------
                                                                    1,495,234           1,576,772
Less current maturities                                              (691,326)           (681,690)
-------------------------------------------------------------------------------------------------
         Total notes payable, less current installments          $    803,908        $    895,082
=================================================================================================

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



                                                   EFI ELECTRONICS CORPORATION
                                                            (Registrant)


May 26, 1999
                                    Richard D. Clasen
                                    Chief Executive Officer, President and
                                    Director (Principal Executive Officer)



May 26, 1999
                                    David G. Bevan
                                    Chief Financial Officer, Executive Vice
                                    President & Secretary (Principal
                                    Financial Officer)