Form 10KSB/A
period 1998-03-31
EFI ELECTRONICS CORP
filed 1999-06-03
CIK 785970

U.S. SECURITIES AND EXCHANGE COMMISSION
                                                 WASHINGTON, D.C. 20549

                                                     FORM 10-KSB/A

    [X] AMENDMENT NO. 3 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                            SECURITIES EXCHANGE ACT OF 1934

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


Part II, Items 6 and 7 of the Company's Annual Report are hereby amended to revise financial statements and disclosures related to the valuation of the Company's acquisition of EFI Electronics Europe, SL and correction of an error in valuing inventory.

                          Table of Contents

Part II: Items 6, 7.......................................................3-21

Part III: Items 9, 10, 11, 12...............................................22

Signature Page..............................................................23

[GRAPHIC OMITTED]                                               EFI Electronics



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


For the years ended March 31,                            1998             1997

Consolidated Statement of Operations Data:
Net Sales                                        $  16,372,366    $  13,759,812

Cost of Sales                                       11,037,479        9,212,891
Gross profit                                         5,334,887        4,546,921
Operating expenses                                   4,944,065        4,685,190
Earnings/(loss) from operations                        390,882         (138,269)
Other expense, net                                    (607,173)        (302,491)
Loss before income taxes                              (216,351)        (440,760)
Provision for income taxes                             (29,400)         (33,895)
Net loss                                        $     (245,751)   $    (474,655)
Net loss per share
     Basic                                      $        (0.05)   $       (0.12)
     Diluted                                    $        (0.05)   $       (0.12)

                                                     1998             1997

Consolidated Balance Sheet Data:
Working capital (deficit)                      $       346,662    $    (209,609)
Total assets                                        10,276,694        7,382,350
Long term debt                                       1,248,580        1,048,000
Total liabilities                                    7,710,589        6,682,967
Stockholders' equity                                 2,566,105          699,383
Current ratio                                        1.05 to 1         .96 to 1
Total liabilities to net worth                        3.0 to 1         9.6 to 1


Consolidated Results of Operations:

The following table sets forth certain operational data as a percentage
of sales for the past two fiscal years:                 1998             1997
Net sales                                             100.00%           100.00%
Cost of sales                                          67.42             66.96
Gross profit                                           32.58             33.04
Operating expenses                                     30.19             34.05
Earnings/(loss) from operations                         2.39             (1.01)
Other expense, net                                     (3.71)            (2.20)
Loss before income taxes                               (1.32)            (3.21)
Income taxes                                           (0.18)            (0.24)
Net loss                                                (1.5)%           (3.45)%


[GRAPHIC OMITTED]                                               EFI Electronics



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

Sales to utility-based distributors increased by $700 thousand from year to year Several utility companies launched non-power, revenue-generating programs during 1998. TVSS protection for utility customers is one such program that utilities are focusing on. Although such programs may have significant long-term potential management is uncertain as to the commitment and marketing expertise that utility customers will have for such programs over time.

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

Gross Profit on sales for the year ended March 31, 1998, increased by $788 thousand (17%) compared to the year ended March 31, 1997, relating to the corresponding increase in sales. As a percentage of sales, gross profit remained unchanged from year to year. This margin percentage improvement was a result of significant increases in international sales, which have much higher than average margins. In addition, the mix of government sales shifted toward hardwire products, which also have greater than average margins.

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

Selling, general and administrative costs increased by $88 thousand over the prior year. This increase was the result of several factors. During the year, the Company:
       relocated and consolidated its facilities ($ 111 thousand) relocated a key executive from Florida to Utah ($ 36 thousand) re-established a key employee incentive program based on profitability
        ($ 168 thousand)
Item 6.         Management's Discussion and Analysis of Financial Condition and
                  Results of  Operations   (continued)

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

Net Loss of $246 thousand in the current year is a $229 thousand improvement from the net loss of $475 thousand incurred in the year ended March 31, 1997. This improvement resulted from an increase in gross profit of $788 thousand offset by a $259 thousand increase in operating expenses and an increase in other expenses of $305 thousand. In the fourth quarter of the current fiscal year, the Company experienced a loss of $412 thousand. This is not necessarily indicative of a reversal of the earnings trend experienced in the first three quarters of the current year. As discussed above, expenses required to comply with a new UL standard significantly impacted the Company's performance during the fourth quarter. The majority of these expenses occurred in the fourth quarter and are not expected to recur.

Liquidity and Capital Resources

Cash used in operating activities - the Company used $614 thousand cash in operating activities during fiscal 1998 compared to $1.5 million in fiscal 1997. The most significant areas that affected the use of the Company's cash for operations are described below:

         Net earnings for fiscal year 1998 improved over fiscal 1997 by $229 thousand, thereby eliminating the use of cash to fund the significant loss incurred in fiscal 1997.

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

         Inventories increased by $365 thousand (15%) during fiscal 1998. This increase is related to increasing sales and the consolidation of inventory from the purchase of EFI Electronics Europe, SL.

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

[GRAPHIC OMITTED]                                        EFI Electronics



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








Item 7.           Financial Data

                               Index to Consolidated Financial Statements

Item                                Page      Item                          Page
Report  of Independent Accountants   7  Statements of Cash Flows          10-11
Statements of Operations             8  Statements of Stockholders' Equity   12
Balance Sheets                       9  Notes to Financial Statements     13-21





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



/s/ Grant Thornton LLP

Salt Lake City, Utah
May 15, 1998

[GRAPHIC OMITTED]                                              EFI Electronics



Item 7.       Financial Data (continued)

Consolidated Statements of Operations

For the years ended March 31,                                    1998            1997           Notes

Net sales                                                 $  16,372,366      $13,759,812         1,12
Cost of sales                                                11,037,479        9,212,891
Gross profit                                                  5,334,887        4,546,921
Operating expenses:
         Selling, general and  administrative                 4,006,339        3,918,240
         Research and development                               917,726          552,458            1
         Unusual item                                               -0-          135,375            8
         Bad debts                                               20,000           79,117            2
         Total operating expenses                             4,944,065        4,685,190
Earnings / (loss) from operations                               390,822         (138,269)
Other income/(expense):
         Equity in (loss) / earnings of joint venture            (3,936)         151,818           14
         Other, net                                               4,858              106
         Interest expense                                      (608,095)        (454,415)         5,6
                                                               (607,173)        (302,491)
Loss before income taxes                                       (216,351)        (440,760)

Provision for income taxes                                      (29,400)         (33,895)         1,9
Net Loss                                                 $     (245,751)      $ (474,655)       11,15

Loss per share:

     Basic                                               $        (0.05)      $     (0.12)     1,11,16
     Diluted                                                      (0.05)            (0.12)     1,11,16

Weighted average shares outstanding:

     Basic                                                    4,903,596         3,815,016        1,11
     Diluted                                                  4,903,596         3,815,016        1,11















       The accompanying notes are an integral part of these financial statements
Item 7.       Financial Data (continued)

Consolidated Balance Sheets
As of March 31,                                        1998              1997      Notes
Assets
Current assets:
    Cash and cash equivalents                  $      9,566      $      10,123
    Receivables                                   3,981,682          3,010,255       2,6
    Inventories                                   2,726,606          2,362,189       3,6
    Prepaid expenses                                 90,817             42,791
         Total current assets                     6,808,671          5,425,358
Property - net                                    2,539,290          1,658,901       4,6
Other assets:
    Investment in EFI Electronics Europe                -0-            209,219       14
    Goodwill                                        866,603                -0-       1,14
    Other assets                                     62,130             88,872
         Total other assets                         928,733            298,091
                 Total assets                  $ 10,276,694      $   7,382,350

Liabilities
Current liabilities:
    Revolving line of credit                   $  3,472,935       $  3,198,381       6
    Current maturities of capital
    lease obligations                               159,242               -0-        5
    Current maturities of notes payable             681,690            531,690       6
    Accounts payable                              1,595,440          1,142,637
    Reserve for customer warranty                   258,405            293,992       1
    Accrued income taxes payable                        -0-            113,309       9
    Accrued liabilities                             294,297            354,958
         Total current liabilities                6,462,009          5,634,967
Long-term liabilities:
    Capital lease obligations,
    less current maturities                         353,498               -0-        5
    Notes payable, less current maturities          895,082          1,048,000       6
         Total long-term liabilities              1,248,580          1,048,000
                 Total liabilities                7,710,589          6,682,967
Commitments                                          -                   -          5,7

Stockholders' Equity
Common stock, $.0001 par value; 20,000,000 shares
   authorized; 5,504,644 and 4,216,174 shares issued
   and outstanding in 1998 and 1997, respectively       551                422      1,11
Additional paid-in capital                        3,045,139            926,925
Cumulative foreign currency
translation adjustment                               (5,870)              -0-       1
Retained earnings                                  (263,715)           (17,964)
Less:
    Stock subscriptions and note receivable
         from management and employees             (210,000)          (210,000)     10
         Total stockholders' equity               2,566,105            699,383
         Total liabilities and
         stockholders' equity                 $  10,276,694        $ 7,382,350

     The accompanying notes are an integral part of these financial statements.

[GRAPHIC OMITTED]                                               EFI Electronics



Item 7.       Financial Data (continued)

Consolidated Statements of Cash Flows

For the years ended March 31,                                              1998           1997
Cash flows from operating activities:
     Net loss                                                       $   (245,751)      $ (474,655)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation                                                     619,250          682,685
        Amortization                                                      46,178           60,907
        Loss on property dispositions                                    102,695              -0-
        Provision for obsolete inventory                                  75,000           58,305
        Equity in loss/(earnings) of joint venture                        3,936          (151,818)
        Write-off NRS software asset                                         -0-          135,375
        Provision for bad debts                                           20,000           79,117
        Increase/(decrease) in cash due to change in:
             Receivables                                                (991,427)        (436,001)
             Inventories                                                (439,417)        (447,871)
             Prepaid expenses                                            (48,026)          (7,339)
             Accounts payable                                            452,803         (931,223)
             Accrued income taxes payable                               (113,309)          38,309
             Reserve for customer warranty                               (35,587)         (98,837)
             Accrued liabilities                                         (60,661)          40,350
             Net cash used in operating activities                      (614,316)      (1,452,696)

Cash flows from investing activities:
     Capital expenditures                                             (1,080,793)        (445,128)
     Purchase of EFI Electronics Europe, S.L.                           (125,000)             -0-
     Proceeds from sale of property                                       61,896              -0-
     Distribution from joint venture                                     147,880           60,304
     Increase in other assets                                            (19,436)             (41)
        Net cash used in investing activities                         (1,015,453)        (384,865)

Cash flows from financing activities:
     Net borrowings under line of credit                                 274,554          970,791
     Proceeds from borrowings under notes payable                        205,000          704,800
     Principal payments under capital lease obligations                  (70,697)             -0-
     Principal payments under notes payable                             (482,918)        (337,575)
     Proceeds from issuance of common stock                            1,695,356          498,500
     Proceeds from exercise of stock options                              13,787            2,650
        Net cash provided by financing activities                      1,635,082        1,839,166
Effect of exchange rate changes on cash                                   (5,870)             -0-
Net (decrease)/increase in cash and cash equivalents                        (557)           1,605
Cash and cash equivalents at beginning of year                            10,123            8,518
Cash and cash equivalents at end of year                          $        9,566    $      10,123


     The accompanying notes are an integral part of these financial statements.

                                                      -continued-

[GRAPHIC OMITTED]                                               EFI Electronics



Item 7.       Financial Data (continued)

Consolidated Statements of Cash Flows (continued)

Supplemental disclosures of cash flow information


For the years ended March 31,             1998            1997
Cash paid during the year for
   Income taxes                     $    113,309    $      29,000
   Interest                              539,215          423,317

Supplemental schedule of non-cash investing and financing activities:

1998 The Company acquired all of the remaining outstanding shares of EFI Electronics Europe, S.L. on January 1, 1998, in exchange for $125,000 cash, notes payable of $275,000 and 220,000 shares of the Company's common stock valued at $1.86 per share. The Company recorded goodwill of $866,603 on the acquisition.

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

[GRAPHIC OMITTED]                                               EFI Electronics



Item 7.          Financial Data (continued)

Consolidated Statements of Stockholders' Equity

For the years ended March 31, 1998 and March 31, 1997

                                                                   Cumulative
           Stock                                                     Foreign
           Subscriptions                             Additional     Currency
          and  Note             Common Stock           Paid-in    Translation
Retained                        Shares   Amount        Capital     Adjustment
Earnings    Receivable     Shares       Amount         Total

Balance at April 1, 1996         3,535,978  $ 354    $   816,546    $    -0-
as previously reported
$  791,772   $  (150,000)       362,156  $ (972,538) $  486,134

Prior period adjustment      -0-        -0-              -0-             -0-
(note 17)
(335,081)      -0-           -0-       -0-      (355,081)

Balance at April 1, 1996        3,535,978     354        816,546         -0-
as Restated
 456,691       (150,000)        362,156    (972,538)     151,053

Common stock issued to retire debt
(455,432  shares at $1.15 per share);
shares removed from treasury stock
at a cost of $2.69 per share                  93,276      9      (450,712)            -0-
-0-           -0-       (362,156)    972,538     521,835

Common stock issued for cash
  at $0.90 per share               383,334     38       344,962          -0-          -0-
(60,000)            -0-      -0-       285,000

Common stock issued for cash
  at $1.05 per share               195,686     20       205,980          -0-          -0-
-0-             -0-      -0-       206,000

Common stock issued to retire
  accounts payable debt at $1.39
   per share                         5,400      1         7,499          -0-          -0-
-0-             -0-      -0-         7,500

Exercise of stock options
  at $1.06 per share                 2,500     -0-       2,650           -0-          -0-
-0-             -0-      -0-         2,650

Net loss                               -0-     -0-         -0-           -0-     (474,655)
-0-             -0-      -0-       474,655)
Balance at March 31, 1997        4,216,174    422      926,925           -0-      (17,964)
(210,000)            -0-      -0-      699,383

Common stock issued for cash
  At $1.69                       1,054,044    105     1,695,251         -0-          -0-
-0-             -0-      -0-      1,695,356

Exercise of stock options at
  $1.06 per share                    3,484      1         2,609         -0-          -0-
-0-             -0-      -0-          2,610

Exercise of stock options at
   $1.25 per share                     942     -0-        1,177         -0-          -0-
-0-             -0-      -0-          1,177

Exercise of stock options at
  at $1.00 per share                10,000      1         9,999         -0-          -0-
-0-             -0-      -0-         10,000

Common stock issued for
  purchase of joint venture
  at $1.86 per share               220,000     22       709,178         -0-          -0-
-0-             -0-      -0-        409,200

Foreign currency translation
  adjustment                           -0-     -0-         -0-         (5,870)       -0-
-0-             -0-      -0-        (5,870)

Net loss                           -0-     -0-         -0-          -0-           (245,751)
-0-             -0-      -0-         (245,751)
Balance at March 31, 1998        5,504,644   $ 551  $ 3,045,139   $    (5,870)  $ (263,715)
$    (210,000)           -0-  $   -0-     $2,566,105




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

Note 1   The Company and Summary of Significant Accounting Policies (continued)

Research and development--The Company conducts research and development to develop new products or product improvements not directly related to a specific project.Research and development costs have been charged to expense as incurred.

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

Earnings per share-- basic earnings per common share are based on the weighted average number of common shares outstanding during each period.Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the dilutive earnings per share calculation include stock options and warrants granted.

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

Note 2            Receivables:

At March 31, 1998 and 1997, receivables consist of the following:

                                               1998                     1997
Trade and other receivables             $   4,026,047                $ 3,124,292
Receivable from joint venture                     -0-                    234,340
                                            4,026,047                  3,358,632
Less allowance for doubtful accounts          (44,365)                 (348,377)
         Total                          $   3,981,682                $ 3,010,255

In 1997, the allowance for doubtful accounts increased due to the insolvency of one of the Company's large customers. As of March 31, 1997, the allowance included $317,759 for this account. During fiscal 1998, the Company wrote this account off to the allowance for doubtful accounts.

Note 3            Inventories:


At March 31, 1998 and 1997, inventories consist of the following:

                                                 1998                    1997
Raw materials                           $   1,937,961                $ 1,522,012
Work-in-process                               269,732                    397,417
Finished goods                                593,913                    501,065
                                            2,801,606                  2,420,494
Less allowance for obsolete inventory         (75,000)                  (58,305)
         Total                          $   2,726,606                $ 2,362,189




Item 7.                     Financial Data (continued)

Note 4   Property:

At March 31, 1998 and 1997, property consisted of the following:

                                                 1998                       1997         Life (Years)
Machinery and equipment                 $   4,843,313                $ 4,058,085             3 - 10
Furniture and fixtures                        460,401                    157,620             5 - 10
Leasehold improvements                         85,968                    131,572             5 - 10
Software                                      222,350                    191,207             3 - 5
                                            5,612,032                  4,538,484
Less accumulated depreciation              (3,072,742)                (2,879,583)
Property--net                           $   2,539,290                $ 1,658,901

Included in the above total as of March 31, 1998, are assets with a cost of $1,502,788 which are fully depreciated and still in service. During fiscal 1998 and fiscal 1997, the Company retired assets that were fully depreciated, with a cost of $602,273 and $142,776, respectively.

Note 5            Capital Lease Obligations:

Maturities of capital lease obligations at March 31, 1998, consist of the following:

                  Fiscal year ended March 31,
                  1999                                     $      211,350
                  2000                                            212,253
                  2001                                            157,756
                  2002                                             31,643
                  Thereafter                                          -0-
                  Total minimum lease payments                    613,002
                  Less: amounts representing interest            (100,262)

                  Present value of net minimum lease payments     512,740
                  Less: current maturities                       (159,242)
                                                            $     353,498

Included in property is $618,208 of equipment under capital leases at March 31, 1998, The related accumulated amortization is $34,930 (None in 1997).

Note 6            Notes Payable and Revolving Line of Credit:

At March 31, 1998 and 1997, notes payable and revolving line of credit, the carrying value of which approximates fair value, consisted of the following:
                                                 1998                       1997

Revolving line of credit                   $   3,472,935             $ 3,198,381

Notes payable:
   Collateralized promissory note          $     848,695             $ 1,040,000
   Uncollateralized subordinated note-director   300,000                 500,000
   Collateralized promissory note-machinery      174,247                     -0-
   Uncollateralized note - acquisition           253,830                     -0-
   Uncollateralized note to former officer           -0-                  39,690
                                               1,576,772               1,579,690
Less current maturities of notes payable        (681,690)              (531,690)
Total notes payable less current maturities  $   895,082             $ 1,048,000
Item 7.       Financial Data (continued)

Note 6            Notes Payable and Revolving Line of Credit (continued)

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

Minimum principal payments on notes payable are as follows:
                           Fiscal year ending March 31,
                           1999                           $     681,690
                           2000                                 484,781
                           2001                                 251,762
                           2002                                 158,539
                           Thereafter                               -0-
                            Total                          $  1,576,772

Note 7            Lease Obligations:

The Company leases its principal facilities in the U.S. and Spain through October 2009 and December 2002, respectively. Monthly lease payments are $23,567 plus taxes, insurance and maintenance. Rental expense for 1998 and 1997 was $268,155 and $184,656, respectively.

Note 8            Unusual Item

In January 1995,  EFI  established a new business  group named Network  Response
 Systems ("NRS") and acquired the necessary software to provide a service that monitors power and several other conditions that can exist on servers in a local area network ("LAN") system. In spite of apparent user interest, management determined that the Company did not have sufficient financial resources to develop a significant market in this area. The Company decided to devote greater emphasis on increasing the TVSS part of its business. Therefore, during the year ended March 31, 1997, in an effort to reduce operating expenses the Company wrote off all costs associated with NRS, including the unamortized software costs in the amount of $135,375.
Item 7.       Financial Data (continued)

Note 9            Income Taxes:

The (provision for)/ benefit from income taxes for the years ended March 31, 1998 and 1997, consisted of the following:
                            1998             1997
Current
   Federal          $       -0-      $    (33,895)
   State                 (7,197)              -0-
   Foreign              (22,203)              -0-
                        (29,400)          (33,895)
Deferred                    -0-               -0-
     Total           $  (29,400)     $    (33,895)

The reported (provision for)/benefit from income taxes is different than the amount computed by applying the statutory federal income tax rate of 34% to the earnings/(loss) before income taxes as follows:
                                                   1998              1997
(Expense)/benefit at statutory rates        $    73,600      $    150,000
Increase in valuation allowance                 (95,900)         (155,000)
State income taxes                                 (200)           14,000
Assessment for prior year's taxes                (7,200)          (33,895)
Difference between U.S.
statuatory rate and foreign rate                 11,100               -0-
Non-deductible items                            (10,800)           (9,000)
     Total                                  $   (29,400)      $   (33,895)

In accordance with SFAS No. 109, the deferred tax assets and liabilities as of March 31, 1998 and March 31, 1997, are comprised of the estimated future tax (provision)/benefit due to different financial reporting and income tax basis related to:
                                                   1998           1997
Deferred tax assets:
     Net operating loss
     carry-forward                          $  1,575,000      $  1,418,000
     Research and development
     credit carry-forwards                        30,000            30,000
     Asset reserves and accrued
     liabilities                                 197,000           333,000
     Total deferred tax assets                 1,802,000         1,781,000
Deferred tax liabilities:
     Depreciation                                (41,000)          (99,000)
Valuation allowance                           (1,761,000)       (1,682,000)
     Net deferred tax liability            $         -0-      $        -0-


The Company has  concluded  that since it is uncertain as to whether the Company will be able to  recognize  the benefit of its  operating  loss and research and development credit carry-forwards, a full valuation allowance should be provided. At March 31, 1998, the Company had net operating loss carry-forwards of approximately $4,224,000 and research and development credit carry-forwards of approximately $30,000. The net operating loss carry-forwards expire in the years 2010 and 2011 and the research and development credits expire from 2006 to 2010.

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



Item 7.       Financial Data (continued)

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

                                                 Fiscal Year Ended March 31,
                                                  1998                  1997
                                                  --------------------------

Net Loss                     As reported    $    (245,751)        $   (474,655)
                             Pro Forma           (359,029)            (569,464)

Loss per share- basic        As reported            (0.05)               (0.12)
                             Pro Forma              (0.07)               (0.15)

Loss per share - diluted     As reported            (0.05)               (0.12)
                             Pro Forma              (0.07)               (0.15)

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

Note 11  Stockholders' Equity - (continued)

                                                Warrants and              Exercise              Weighted average
                                                Stock Options             price                 exercise price
Outstanding at April 1, 1996                          397,285     $      1.06 - 2.75               $   1.28
     Granted                                          298,322          1.125 - 2.125                   1.33
    Exercised                                         (2,500)                   1.06                   1.06
    Expired                                         (117,627)            1.06 - 1.44                   1.28

Outstanding at March 31, 1997                         575,480            1.00 - 2.75                   1.31
     Granted                                          106,108            1.63 - 2.75                   2.03
    Exercised                                        (15,134)            1.00 - 1.25                   1.03
    Expired                                          (20,625)           1.00 - 2.125                   1.76

Outstanding at March 31, 1998                         645,829            1.06 - 2.75                   1.43

Exercisable at March 31, 1998                         354,335      $     1.00 - 2.75                $  1.37

The following table summarizes information concerning currently outstanding and exercisable stock options and warrants:

                                            Options and Warrants Outstanding

                                            Weighted-Average
                                            Remaining
   Range of         Number         Contractual Life            Weighted-Average
Exercise Prices    Outstanding          (Years)                 Exercise Price
   $1.00 - 1.99    579,829                 3.85                        $1.33
    2.00 - 2.75     66,000                 5.38                         2.35
                   645,829

                                            Options and Warrants Exercisable

     Range of                    Number                     Weighted-Average
  Exercise Prices              Outstanding                  Exercise Price
   $1.00 - 1.99                   348,335                       $1.35
    2.00 - 2.75                     6,000                        2.13
                                  354,335

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



Item 7.       Financial Data (continued)

Note 14  Investment in Subsidiary:

On January 1, 1998, the Company acquired all of the remaining outstanding common stock of EFI Electronics Europe S.L., in a business combination accounted for as a purchase. EFI Electronics Europe S.L. was incorporated in Spain in July 1993 as a 50% owned joint venture, engaged in the sale of TVSS panel products to European distributors and machine tool manufacturers. Prior to acquiring all of the outstanding common stock, the Company's equity in earnings and investment from this operation were translated into US Dollars at the rate of exchange as of March 31, 1997 and December 31, 1997, which approximated the average rate during each period. Foreign exchange gains or losses have not been material. Beginning January 1, 1998, the financial results of this operation have been consolidated into the financial results of the Company. The total cost of the acquisition consisted of $125,000 cash, notes payable of $275,000 and 220,000 shares of the Company's common stock valued at $1.86 per share. The Company recorded goodwill of $866,603, which represents the excess of consideration paid over the net book value of the acquired company.

Note 15  Quarterly Financial Data (Unaudited):

Summarized financial data by quarter for 1998 and 1997 are as follows:

                                                                                  Net Earnings (Loss)
                                                                                           Per Common
                                                                    Net Earnings           and Common
Quarter ended                      Net Sales      Gross Profit             (Loss)    Equivalent Share
1998:
June 30, 1997                 $,   3,639,459     $   1,354,602   $        43,002           $    0.01
September 30, 1997                 4,190,824         1,378,027            90,304                0.02
December 31, 1997                  4,248,981         1,549,688            32,688                0.01
March 31, 1998                     4,293,102         1,052,570          (411,745)              (0.09)
      Total                    $  16,372,366     $   5,334,887   $      (245,751)           $  (0.05)

1997:
June 30, 1996                  $   3,109,044     $  1,155,954    $    (186,633)            $  (0.06)
September 30, 1996                 3,559,318        1,186,981          (12,788)               (0.00)
December 31, 1996                  3,613,694        1,105,255            1,447                 0.00
March 31, 1997                     3,477,756        1,098,731         (276,681)               (0.06)
      Total                     $ 13,759,812     $  4,524,258    $    (474,655)            $  (0.12)

Note 16  Earnings/(loss) per share

The following data show the amounts used in computing earnings/(loss) per common share, including the weighted average number of shares and dilutive potential common stock.
                                                     Fiscal Year Ended March 31,
                                                       1998              1997
Shares outstanding during the entire period        4,216,174         3,535,978
Weighted average shares issued during the period     687,422           279,038

Weighted average number of shares used in
basic EPS                                          4,903,596         3,815,016
Dilutive effect of stock options and warrants            -0-               -0-

Weighted average number of shares and dilutive potential
   stock used in diluted EPS                       4,903,596         3,815,016

For the years ended March 31,1998 and 1997, all of the options and warrants that were outstanding, as described in Note 11, were not included in the computation of diluted EPS because to do so would have been anti-dilutive.



Note 17  Prior period adjustment

The Company's financial statements have been restated to reflect the correction of an error in calculating absorption of indirect manufacturing costs into inventory. The Company had included certain general and administrative costs in the overhead pool used to establish absorption rates. Management has determined that certain of these costs are not related to production and has incorporated changes herewith.

The effect of this restatement for 1998 and 1997 is as follows:

For the year ended March 31,                  1998                1997
--------------------------------------------------------------------------------
                              As previously      As       As previously    As
                                reported      restated     reported     restated
Balance Sheet
  Inventory                    $3,359,178    $2,726,606   $2,674,607  $2,362,189
  Retained Earnings/(deficit)     368,857      (263,714)     294,454    (17,964)

Statement of operations:
  Cost of Sales                10,717,325    11,037,479    9,235,554   9,212,891
  Net earnings/(loss)              74,403      (245,751)    (497,318)  (474,655)

  Net earnings/(loss)per common
  and Common equivalent share
     Basic                           0.02        (0.05)        (0.13)     (0.12)
     Diluted                   $     0.01    $   (0.05)   $    (0.13)  $  (0.12)

Retained earnings as of April 1, 1997 has been decreased by $335,081 for the effects of the restatement on prior years.

                       PART III

Items 9, 10, 11 and 12.

These items are incorporated by reference to the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held on July 29, 1998, as filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits:
     S-B                                 Incoporated      Filed        10-KSB/A
    Number           Exhibit             by Reference    Herewith      Page
    3.1   Certificate of Incorporation
          as Restated and Amended            (1)                         (1)
    3.2   Amended and Restated Bylaws        (2)                         (2)
   10.1   Non-Qualified Stock Option Plan
          and Incentive Stock Option Plan
          As Amended (May 1991)              (3)                         (3)
   10.2   Lease Agreement, dated July 21,
          1997 between Ninigret Park
          Development, L.C., as landlord
          and the Company, as tenant                          X          (5)
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

[GRAPHIC OMITTED]                                             EFI Electronics


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 2, 1999.

                                      EFI ELECTRONICS CORPORATION


                                      By:         /s/
                                      Richard D. Clasen
                                      Chief Executive Officer and President

[TYPE] EX 10.2

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

[TYPE] EX 10.3

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

[TYPE] EX 10.4


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


                                       EFI ELECTRONICS CORPORATION


                                       By:signature here- Scott H.Nelson
                                       Its:  Chairman

                                       EXECUTIVE


                                       By:signature here-Richard D.Clasen
                                       Richard D. Clasen

           EFI Electronics


[TYPE] Ex-21

                            Exhibit 21
               EFI Electronics Corporation Subsidiaries


Company Name                                          Venue of Incorporation
EFI Electronics Europe S.L.                              Barcelona, Spain





[TYPE]  EX-23.1


Independent Accountant's Consent-Grant Thornton LLP

We have issued our report dated May 15, 1998, accompanying the consolidated financial statements of EFI Electronics Corporation and Subsidiary, incorporated by reference or included in the Annual Report of EFI Electronics Corporation, on Form 10-KSB/A for the year ended March 31, 1998. We hereby consent to the incorporation by reference of said report in the Registration Statement of EFI Electronics Corporation, on Form S-8 (File No. 33-41154 filed June 12, 1991)



                                            /s/Grant Thornton LLP


Salt Lake City, Utah
June 2, 1999