Form 10KSB
period 1999-03-31
EFI ELECTRONICS CORP
filed 1999-06-18
CIK 785970

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


For the Fiscal Year Ended                   March 31, 1999

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

         Issuer's revenues for its most recent fiscal year: $ 13,890,564

Aggregate market value of the voting stock
(which consists solely of shares of $.0001 par value common stock) held by non-affiliates of the registrant as of June 10, 1999, computed by reference to the closing sale price of the registrant's common stock as reported by the NASDAQ Small Cap Market on such date: $ 4,703,467

Number of shares of the registrant's common stock outstanding at June 10, 1999: 5,574,479

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement relating to the Annual Meeting of Shareholders scheduled for July 29, 1999 are incorporated by reference in Part III of this report.

Transitional Small Business Disclosure Format Yes[X] No [ ]


                                     PART I
Item 1.           Business

General Development of Business

EFI Electronics Corporation ("EFI" or the "Company") was incorporated under the laws of the State of Utah on April 4, 1979, and in December 1982 began manufacturing and selling transient voltage surge suppression ("TVSS") devices which represent the Company's principal products. In June 1987, EFI merged with and into Halyx Development Company, Incorporated, a publicly traded Delaware corporation, which was the surviving corporation in the merger.

In February 1991, the Company began manufacturing uninterruptible power supply ("UPS") systems for sale and distribution through the same channels as its TVSS products. In February 1995, management concluded that the UPS product line was not yielding the desired return on investment. In June 1995, Valence, L.L.C. ("Valence"), an unrelated party, purchased the exclusive rights to the Company's UPS products along with related inventory and assets.

In July 1993, the Company established a joint venture headquartered in Barcelona, Spain with an independent group for the purpose of developing a market for TVSS products through European distributors and machine tool manufacturers. The name of this entity is EFI Electronics Europe, S.L. As of January 1, 1998, the Company acquired 100% of the common stock of this entity and contracted with the manager of the joint venture to remain as manager of the Company's wholly owned subsidiary for a period of three years.

On July 1, 1998, the Company established a joint venture with a Singapore-based corporation involved in distribution of programmable controllers and other related industrial electrical devices. The purpose of this venture is to develop the TVSS market in the Pacific Rim and India among industrial customers. The name of this Singapore-based corporation is EFI Asia Pacific, LTD.

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

[GRAPHIC OMITTED]                                               EFI Electronics



Item 1.           Business  (continued)

internationally also meet requirements for European Conformity ("CE"). EFI's basic suppression circuit was patented in 1986, with additional patents granted in 1991 and 1992. EFI's products also provide additional safety features such as thermal fusing, circuit breaker protection, and complete diagnostics.

Currently, EFI offers a broad range of TVSS products using EFI brand identification and private label marks. These products include the broad categories of plug-in and hardwired products. The Company offers three major branded product lines. These three product lines are:

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

In addition to branded products, the Company has adapted its products for use by private label customers. In some cases these products are specifically designed for such customers and are differentiated from Company branded products. Hubbell, Incorporated ("Hubbell"), a leading electrical and wiring device manufacturer, and Thomson Consumer Electronics, using the "RCA" brand name, are examples of such customers for which the Company has designed unique products that are sold under the brand names of these companies. In addition, the Company has relationships with original equipment manufacturers ("OEM") which incorporate the Company's TVSS products directly into equipment requiring electronic protection.

Competition

EFI experiences active competition in each of its TVSS product categories. However, EFI believes its extensive product lines of plug-in and hardwire products are a competitive advantage. A description of the principal competitive factors in each category of EFI's products is set forth below.

Plug-in Products--These products sell through a variety of distribution and OEM/private label channels that include value added resellers ("VAR"), office products dealers, government and retail outlets. These markets are intensely price competitive and are characterized by imported low-priced products from foreign manufacturers for resale by many large brand name companies. These companies are often engaged in the sale of a wide range of products and accessories that include TVSS devices.EFI believes its plug-in products' competitive advantages are product design, product performance and competitive costs through continuing cost reduction activities.

Hardwire Products--These products are sold in a wide variety of markets and to diverse customer groups including process control equipment, medical equipment, modular office systems and telecommunication equipment

[GRAPHIC OMITTED]                                               EFI Electronics



Item 1.           Business    (continued)

manufacturers; government agencies, electrical contractors and public utilities. Many of these products are sold through power VARs and electrical wholesalers. Many customers require custom designed products that are needed as part of the installation of their equipment. Public utilities are now selling protection devices to both home and business power users.

There are a number of companies that manufacture hardwire TVSS products for these markets. However, most manufacturers compete on the basis of product performance and technical support rather than price. EFI believes its products in these markets compete favorably with respect to technical support and performance. However, as the market matures and pricing pressure begins to occur, the Company believes it can leverage its low cost structure gained from plug-in products to compete favorably with competitors that have much higher product costs.

Marketing

EFI delivers its products through a variety of marketing channels including national and regional distributors that service retail computer resellers and office products dealers.EFI also markets directly to OEM/private label customers and the U.S. Government. EFI's marketing strategy is to provide superior performance and features at a competitive price with aggressive product and connected equipment warranties. Following is a description of EFI's principal marketing strategies for each major TVSS channel:

         EFI brand products are sold directly to large national and regional suppliers of computers and office products. These suppliers distribute to VARs, computer and office product dealers, utilities and consumer retailers. In addition, EFI's Titan products are sold to VARs that provide solutions and support for power problems.

         Government products are sold via the General Services Administration ("GSA") schedule and on a bid basis through direct sales. EFI also uses manufacturer's representatives for government sales.

         OEM/private label product sales are made by direct sales to other manufacturers and product merchandisers.

Dependence on Customers

Consistent with the Company's strategy to develop large OEM/private label accounts, two private label customers represented 15% and 12% of the Company's net sales in fiscal 1999, respectively. The five largest customers accounted for 53% of net sales. Management expects the number of customers representing more than 10% of Company net sales to increase. The loss or insolvency of any one or more of these customers could have a material adverse effect on the Company's results of operations. In fiscal 1998, one customer represented 16% of the Company's net sales. The five largest customers accounted for 44% of net sales in fiscal 1998.

Patents and Trademarks

In December 1986, EFI was issued a patent related to the suppression network utilized in its plug-in and hardwire product lines. In June 1991, EFI was issued a patent on its meter base surge suppression product. In June 1992, EFI was issued a patent on the CATV circuitry that EFI had developed and uses in many of its products. In January 1996, the Company purchased rights to a patent for a system that allows replacement of suppression modules under power.In March 1998, EFI was issued a patent on a unique TVSS technology comprised of an array of varistor discs that yields significantly greater performance at similar cost but in a much smaller space than equivalent individual varistors. Each of these patents has a life of 20 years from its filing date or 17 years from issuance. EFI considers these patents to be significant and material competitive advantages. The Company also has one or more pending patent applications that cover recently developed products.

[GRAPHIC OMITTED]                                              EFI Electronics



Item 1.           Business    (continued)

The Company has also registered its EFI(R) name and trademark, as well as its Sine Wave Tracker(R), Omni-Phase(R), HomeGuard(R), Mastershield(R), Powertracker(R), Titan(R), Linemaster(R), Surge Defender(R) and SurgeNet(R) trademarks, which appear on the Company's products. The trademarks are also deemed significant to EFI because of the importance of name recognition in the markets in which EFI products are sold.

Research and Development

EFI is continually engaged in the research and development of new products and refinements of existing TVSS products. The Company employs five research and development professionals. Major advances have been made to shorten the design cycle by establishing product teams made up of representatives from sales, finance, marketing, manufacturing, and engineering. These teams focus on the product step by step and make changes throughout the cycle, rather than making the changes at the end of the process. Research and development expenses for fiscal years ended March 31, 1999 and 1998 were $679,338 and $917,726, respectively.

Manufacturing Process

EFI's products are assembled at the Company's production facility in Salt Lake City, Utah, primarily using standard electronic components.EFI focuses on automating the assembly process as much as possible. EFI's team approach to development is focused on creating products that are easier and less expensive to produce.Although some components are custom designed, EFI has not experienced serious delays or shortages in obtaining necessary components. Most components are available from alternative sources. EFI considers its relationships with suppliers to be satisfactory.

EFI maintains substantial inventories of product components in order to meet rapid delivery requirements of customers. Return of EFI branded merchandise from the customer is permitted at the Company's option and is subject to a 25% restocking charge. Such returns require concurrent orders of equal or greater value than the product returned. EFI's normal credit terms closely match the industry that typically extends Net 45 to Net 60-day terms. Backlog at the beginning of any given month is generally about 25% of the net sales for that month.

Employees

As of March 31, 1999, EFI employed 76 full-time people, including 19 sales and marketing personnel, 5 engineers, 41 manufacturing employees, and 11 executive and administrative personnel. These include 5 employees of EFI Electronics Europe, S.L. that are located in Spain. In addition, EFI employs contract temporary employees to support peak activity in its manufacturing operations. EFI is not a party to any collective bargaining agreements, has not experienced any work stoppages, and has had no difficulty employing qualified people. EFI considers its employee relations to be satisfactory.

Item 2.           Properties

The Company's principal offices are located at 1751 South 4800 West, Salt Lake City, Utah 84104, telephone number (801) 977-9009. This facility is located in a light industrial park and consists of 56,000 square feet, of which approximately 11,000 square feet are used for executive and administrative offices and the balance for manufacturing, and assembly. A lease terminating in October 2009 covers this facility. Monthly lease payments are $22,586 plus taxes, insurance, and maintenance. The facilities have been renovated to specifications provided by the Company. EFI Electronics Europe, S.L. leases approximately 3,000 square feet of office and warehouse space in Barcelona, Spain, with monthly lease payments of $981. The lease for this space terminates in December 2002.

Item 3.           Legal Proceedings

None

Item 4.           Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.Market for the Registrant's Common Stock and Related Stockholder Matters

The Company's Common Stock ("the Common Stock") is traded over-the-counter and is included in the NASDAQ Small Cap Market under the symbol "EFIC." The following table shows the range high and low bid information for the Common Stock for the quarters indicated. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                           QUARTER ENDED                   LOW           HIGH
                           March 31, 1999                $ .78         $ 2.00
                           December 31, 1998              0.63           1.31
                           September 30, 1998             1.00           1.75
                           June 30, 1998                  1.50           2.19

                           March 31, 1998                 1.88           2.31
                           December 31, 1997              2.00           3.00
                           September 30, 1997             1.50           3.38
                           June 30, 1997                  1.31           2.13

As of June 10, 1999, there were approximately 270 record holders of the Common Stock, which number does not include shareholders whose stock is held through securities position listings.

The Company has never paid dividends on its Common Stock. Under the terms of the Company's line of credit agreement and agreement with Hubbell, the Company may not pay cash dividends to shareholders. In the event these restrictions are removed, payment of dividends is within the discretion of the Company's board of directors, subject to certain legal limitations, and will depend upon earnings, capital requirements and the operating and financial conditions of the Company. At the present time, the Company's anticipated capital requirements are such that it intends to follow a policy of retaining any earnings in order to finance the development and growth of its business.

[GRAPHIC OMITTED]                                             EFI Electronics



Item 6.           Management's Discussion and Analysis or Plan of Operations

Selected Financial Data

The following Selected Financial Data should be read in conjunction with Management's Discussion and Analysis or Plan of Operations, and the consolidated financial statements and accompanying notes appearing in this report.

For the years ended March 31,               1999              1998

Consolidated Statement of Operations Data:
Net sales                            $13,890,564      $16,372,366
Cost of sales                          9,357,776       11,037,479
Unusual item                             299,990              -0-
Gross profit                           4,232,798        5,334,887
Operating expenses                     4,436,295        4,944,065
Earnings/(loss) from operations         (203,497)         390,822
Other expense, net                      (528,996)        (607,173)
Loss before income taxes                (732,493)        (216,351)
Income taxes                              (2,800)         (29,400)
Net loss                             $  (735,293)     $  (245,751)
Net loss per share
     Basic                           $     (0.13)     $     (0.05)
     Diluted                         $     (0.13)     $     (0.05)



Consolidated Balance Sheet Data:
Working capital (deficit)            $  (250,122)       $ 375,067
Total assets                           8,080,827       10,276,694
Long term debt, less current
   maturities                            981,076        1,248,580
Total liabilities                      6,199,593        7,710,591
Stockholders' equity                   1,881,234        2,566,105
Current ratio                           1.0 to 1         1.1 to 1
Total liabilities to net worth          3.3 to 1         3.0 to 1

Consolidated Results of Operations:

The following table sets forth certain operational data as a percentage
of net sales for the past two fiscal years:   1999              1998
Net sales                                   100.00%           100.00%
Cost of sales                                67.37             67.41
Unusual item                                  2.16                 -
Gross profit                                 30.47             32.59
Operating expenses                           31.94             30.20
Earnings/(loss) from operations              (1.47)             2.39
Other expense, net                           (3.80)            (3.71)
Loss before income taxes                     (5.27)            (1.32)
Income taxes                                 (0.02)            (0.18)
Net loss                                     (5.29)%           (1.50)%

[GRAPHIC OMITTED]                                               EFI Electronics



Item 6.  Management's Discussion and Analysis or Plan of Operations (continued)

Results of Operations

Net Sales for the year ended March 31, 1999, decreased by $2.5 million (15%) compared to the prior year. This decrease in net sales was comprised of a decline in domestic sales of $3.1 million that was offset by an increase in international business of $625 thousand.

Domestic Sales. Net sales from domestic customers were negatively affected by two major factors that were the result of changes in domestic sales and marketing strategy that are expected to have significant positive long-term impact.

In August 1997, the Company contracted with Hubbell, Incorporated ("Hubbell") to sell a full line of products through Hubbell into the electrical distribution market. Management believes that Hubbell, which is a market leader in electrical distribution, has a much greater long-term potential to obtain electrical distribution market share than does the Company. Hubbell products were launched in March 1998, at which time the Company discontinued its direct sales to electrical distribution customers. As a result, total combined sales to Hubbell and to electrical distribution and electrical resellers decreased in fiscal 1999 compared to the prior year by $1.1 million. Management believes that this near-term decline will be offset by significant net sales increases in future periods as Hubbell gains market share.

In fiscal 1998 and prior years, the Company manufactured and sold private label products to Thomson Consumer Electronics ("TCE") under the RCA label and to a large supplier that sold its products into the consumer office products channel. These sales required significant management attention, custom parts inventories, long customer payment cycles and very low margins. Management determined that these sales were not profitable. A contract was executed in 1997 with TCE to design TCE products, to assist in sourcing material and managing an offshore manufacturer of these products, and to perform post sales and warranty support services. In exchange, the Company receives fee income that is significantly less than product sale revenue but which is more profitable. Sales to the consumer office products supplier were discontinued. These changes accounted for a decrease in net sales of approximately $1.8 million.

Sales to the US Government were flat in fiscal 1999 compared to the prior year. Sales to utility customers were slightly less in fiscal 1999 compared to the prior year. Management expects significant growth in the government business during fiscal 2000.

International Sales. Net sales from international customers increased by $625 thousand in fiscal1999 as compared to the prior year. This increase was the result of three factors:
         The full year impact of consolidated net sales from the Company's acquisition of EFI Electronics Europe, S.L. on January 1, 1998 ($575 thousand).

         An increase in sales to Latin American customers ($250 thousand).

         A decrease in sales compared to the prior year from Asian customers due to the significant decline in economic conditions in this region ($200 thousand). The Company has noted an improvement in the Asian market and anticipates an increase in demand for its products during fiscal 2000.

Gross Profit on sales for the year ended March 31, 1999, decreased by $1.1 million compared to the year ended March 31, 1998. This decline was primarily the result of two factors. As more fully explained in Note 15 to the financial statements (Unusual Item), the Company changed its method of calculating absorption of indirect costs into inventory, which reduced gross profit by $300 thousand. In addition, gross profit declined by approximately $800 as a result of a decrease in sales.

Gross margin as a percentage of sales, excluding the Unusual Item, was virtually unchanged. This, however, does not reflect several important factors related to the changes in strategy discussed above. Gross margin dollars and percentage were positively impacted by the change from TCE product to fee business even though the revenue level has been reduced.

[GRAPHIC OMITTED]                                               EFI Electronics



Item 6.  Management's Discussion and Analysis or Plan of Operations (continued)

Elimination of a consumer office products supplier as described above has reduced gross margin dollars but had a positive impact on gross margin percentage. Gross profit dollars and percentage were negatively affected by the change to Hubbell for sales to electrical distributors as discussed above. Margins to Hubbell are lower than were direct sales to electrical distributors. However, as discussed below, the Company has been able to reduce its sales and marketing expenses to offset a portion of this decrease. Gross margin percentage was negatively impacted by certain fixed production costs such as depreciation and occupancy expenses which did not decrease as net sales decreased.

Operating Expenses decreased by $508 thousand during the 1999 fiscal year compared to the year ended March 31, 1998.

Research and development costs decreased by $238 thousand for the 1999 fiscal year. In fiscal 1998, all TVSS manufacturers were required to comply with new standards set by Underwriters' Laboratories (UL). The costs for design, prototyping and fees at UL to complete this re-certification exceeded $300 thousand in fiscal 1998. Simultaneously, the Company introduced a new hardwire product line in conjunction with its agreement with Hubbell. In fiscal 1999, the UL costs did not recur and the cost of new product development was less than the prior year.

Selling, general and administrative costs decreased by $393 thousand over the prior year. This decrease was primarily the result of sales and marketing costs, which decreased $378 thousand in fiscal 1999 compared to the prior year as a result of sales through Hubbell rather than directly to electrical distributors, as described above. These savings occurred in headcount, travel, promotional costs and outside sales commissions.

Amortization of goodwill was $124 thousand in fiscal 1999 and did not exist in fiscal 1998.

Other Expense decreased to $529 thousand for the year ended March 31, 1999 compared to $607 thousand for the year ended March 31, 1998. A significant reduction in interest expense ($125 thousand) was partially offset by a loss associated with the Company's interest in an Asian start-up joint venture ($25 thousand) and an amount accrued for severance payments resulting from year-end headcount reductions ($22 thousand).

Net Loss of $735 thousand for the year ended March 31, 1999 was $490 thousand more than the loss recorded for the year ended March 31, 1998. This increase in the loss was due primarily to the Unusual Item mentioned above and to the decrease in sales volume. These were partially offset by reductions in operating expenses.

Liquidity and Capital Resources

Cash provided by operating activities was $1.7 million during the year as compared to a $634 thousand use of cash in fiscal year 1998. This significant improvement was the result of many items, the most significant of which were:


Receivables decreased by $1.7 million (43%) during the current fiscal year compared to an increase in the prior year of $991 thousand. As described above, the Company changed from product sales to TCE to fee income and discontinued sales to a consumer office products company. These accounts required significantly extended payment terms. In addition, fourth quarter sales decreased by 40% from fiscal year 1998 to fiscal 1999. Past due accounts as a percentage of trade receivables decreased substantially during the current year as a result of aggressive collection efforts and more restrictive credit policies.

Inventories decreased by $607 thousand during fiscal 1999. This decrease was related to:
      reductions resulting from implementation of a new Enterprise Resource Planning system, which improved control over operations,

[GRAPHIC OMITTED]                                               EFI Electronics



Item 6.Management's Discussion and Analysis or Plan of Operations (continued)

         a charge related to the Unusual Item discussed above and in Note 15, changes in the relationship with certain customers that required custom inventory, as described above, allowed liquidation of these items, an increase in the provision for obsolete inventory related to disposition of certain finished goods that were obsolete from the UL standard changes described above and could not be sold, finished goods inventory increased at March 31, 1999 by $295 thousand as a result of lower sales during the last six weeks of the year as compared to the prior year end and a change in strategy to carry more finished goods to improve lead times and service to customers.

Accounts payable decreased $770 thousand during the current fiscal year compared to an increase of $453 thousand in accounts payable in fiscal 1998. As a result of cash flow improvements in other areas, the Company has significantly improved its position with suppliers as of the end of fiscal 1999. Relationships with suppliers and lenders are presently considered satisfactory.

Cash used in investing activities was $643 thousand in fiscal 1999 compared to $996 thousand in the prior year. This reduction in cash usage was primarily the result of reductions in capital expenditures. During fiscal 1998, the Company invested in tooling and other costs associated with a completely new line of hardwire products. Development projects in fiscal 1999 either involved less tooling investment or such investment was paid directly by customers.

Cash used in financing activities was $808 thousand in fiscal 1999 compared to $1.6 million of cash provided by financing activities in the prior year. Whereas the Company required significant cash resources in fiscal 1998, including an equity infusion of $1.7 million, to fund capital expenditures and working capital requirements, the Company generated enough operating cash flow in fiscal 1999 to not only fund capital expenditures but to also reduce its total debt by more than $800 thousand.

Outlook

During fiscal 1998, the Company negotiated two long-term exclusive supply agreements with customers who are channel leaders. It is anticipated that these agreements will generate significant net sales and income in the future as these companies gain market presence. However, since both of these companies are in the process of entering markets and gaining market share in markets in which the Company was previously active, these agreements negatively affected sales and the results of Company operations in fiscal year 1999, during the transition to the new sales and marketing strategy described above.

The statements contained in this Annual Report on Form 10-KSB that are not purely historical are "forword-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding the Company's plans and opportunities, existing or anticipated products, market opportunities, expectations, goals, revenues, financial performance, strategies, intentions for the future and any other statements to the effect that the Company or its management "believes", "expects", "anticipates", "plans", or other similar expressions. Such forward-looking statements may be included under Items 1, 2, 3 and 6 of this report. All forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statements. It is important to note that such statements may not prove to be accurate, and that the Company's actual results and future events could differ materially from those anticipated in such statements. Many factors could cause actual results to differ materially from the Company's expectations, including, without limitation, the factors identified below.

[GRAPHIC OMITTED]                                             EFI Electronics



Item 6.   Management's Discussion and Analysis or Plan of Operations (continued)

The Company's future results will be impacted by the Company's ability to implement and finance a growth strategy, which, in turn, is dependent upon the ability and willingness of key customers to penetrate markets that the Company has ceded to them. The Company's growth strategy also includes expectations of significant growth in international markets. These involve acquisition and development of certain customers and markets that may or may not occur. In addition, future results may also be affected by other factors including the Company's response to existing or emerging competition, demand for Company products, the Company's efforts to develop and maintain customer and employee relationships, economic fluctuations and employee-related risks and expenses.

All written and oral forward-looking statements attributable to the Company or person acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this report.

Liquidity and capital resources. Although Company liquidity is negative at March 31, 1999, management believes the Company can fund its operations during fiscal 2000 from financing arrangements in place and internally generated cash flows. As disclosed in Note 6 to the financial statements, the Company has $991 thousand of current maturities of long term debt due in fiscal 2000. Of this amount,$600,000 is due to a shareholder and board member of the Company. Management expects to either refinance this obligation or extend its term beyond one year.

Inflation. The Company's activities have not been, and in the near term are not expected to be, materially affected by inflation or changing prices in general.

Year 2000. Management implemented a plan for compliance with Year 2000 requirements in fiscal 1998. This plan included the upgrade of all hardware systems in fiscal 1998 at a capital cost of approximately $125 thousand; implementation of a new enterprise management system in fiscal 1999, described below; and evaluation of other hardware, suppliers, customers, financial institutions, etc., with whatever corrective action is required, in fiscal 2000.

The Company contracted with a global supplier of enterprise management software to install an information system that is Y2K compliant. This system was installed in January 1999. The previous system was significantly out of date and had many deficiencies as a management tool. Implementation of the new system has been part of ongoing improvements to Company operations with Y2K compliance being an important but incidental benefit. This system and resulting Y2K compliance cost the Company approximately $300,000 in fiscal 1999 for capital expenditures to be amortized over 3-7 years. In addition, significant internal resources were diverted to this project.Internal resources used for this project are comprised of existing human resources that caused no incremental financial costs to the Company as a result of this project.

In addition, the Company has taken steps to ensure that its banking and lending relationships are with Y2K compliant financial institutions. During fiscal 2000, the Company will work with its major customers and suppliers to ensure that Y2K compliance issues will not interrupt the normal activities supported by these relationships. None of these items is expected to involved material investment or expense in fiscal 2000.

Stock-based compensation. As disclosed in Note 11 to the Company's consolidated financial statements, the Company has adopted only the disclosure provisions of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" (FAS123). The disclosure impact of this information is immaterial to Company operations.

European Union common currency (Euro). The Company owns a Spanish subsidiary that is subject to the provisions of the European Union with regard to the adoption of the Euro. In addition, the Company sells product into the European Union (representing less than 10% of sales). The Company's new ERP system described above is capable of meeting known requirements related to this change. Management does not believe that this change will have any material impact on the Company's competitive position in the market or its cost of doing business within the European Union.


Item 7.           Financial Data

                 Index to Consolidated Financial Statements

Item                                 Page      Item                         Page
Report of Independent Accountants     12  Statements of Cash Flows       15 - 16
Statements of Operations              13  Statements of Stockholders' Equity  17
Balance Sheets                        14  Notes to Financial Statements  18 - 27





                        Report of Independent Accountants

To the Stockholders and Board of Directors of EFI Electronics Corporation:

We have audited the accompanying consolidated balance sheets of EFI Electronics Corporation and Subsidiary as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EFI Electronics Corporation and Subsidiary as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Grant Thornton LLP

Salt Lake City, Utah
May 14, 1999

[GRAPHIC OMITTED]                                             EFI Electronics



Item 7.           Financial Data (continued)

Consolidated Statements of Operations

For the years ended March 31,                         1999         1998    Notes

Net sales                                    $  13,890,564  $16,372,366     1,14
Cost of sales                                    9,357,776   11,037,479
Unusual item                                       299,990          -0-       15
Gross profit                                     4,232,798    5,334,887
Operating expenses:
         Selling, general and administrative     3,633,157    4,026,339
         Research and development                  679,338      917,726        1
         Amortization of goodwill                  123,800          -0-
         Total operating expenses                4,436,295    4,944,065
Earnings / (loss) from operations                 (203,497)     390,822
Other income/(expense):
         Equity in loss from joint ventures        (25,262)      (3,936)      12
         Other, net                                (20,727)       4,858
         Interest expense                         (483,007)    (608,095)     5,6
                                                  (528,996)    (607,173)
Loss before income taxes                          (732,493)    (216,351)

Income taxes                                        (2,800)     (29,400)    1,10
Net loss                                     $    (735,293)  $ (245,751)   11,15

Loss per share:

     Basic                                   $       (0.13)  $    (0.05) 1,11,13
     Diluted                                 $       (0.13)  $    (0.05) 1,11,13

Weighted average shares outstanding:

     Basic                                       5,565,521    4,903,596     1,11
     Diluted                                     5,565,521    4,903,596     1,11















       The accompanying notes are an integral part of these financial statements
Item 7.           Financial Data (continued)

Consolidated Balance Sheets

As of March 31,                                 1999              1998     Notes
Assets
Current assets:
    Cash and cash equivalents           $    263,135      $      9,566         1
    Receivables, net                       2,241,200         3,981,682     1,2,6
    Inventories, net                       2,119,336         2,726,606  1,3,6,15
    Prepaid expenses                         221,986            90,817
         Total current assets              4,845,657         6,808,671
Property, net                              2,448,376         2,539,290   1,4,5,6
Other assets:
    Goodwill, net                            742,803           866,603      1,12
    Other assets                              43,991            62,130
         Total other assets                  786,794           928,733
                 Total assets           $  8,080,827      $ 10,276,694

Liabilities
Current liabilities:
    Revolving line of credit            $  2,583,210      $  3,472,935         6
    Current maturities of capital
    lease obligations                        177,763           159,242         5
    Current maturities of notes payable      990,533           681,690         6
    Accounts payable                         825,291         1,595,440
    Reserve for customer warranty
    claims estimated to be due within
    one year                                 215,000           230,000         1
    Accrued liabilities                      303,982           294,297
         Total current liabilities         5,095,779         6,433,604
Long-term liabilities:
    Capital lease obligations, less
    current maturities                       163,350           353,498         5
    Notes payable, less current maturities   817,726           895,082         6
    Reserve for customer warranty claims estimated
      to be due beyond one year              122,738            28,405         1
         Total long-term liabilities       1,103,814         1,276,985
                 Total liabilities         6,199,593         7,710,589
Commitments and contingencies                     -                 -        5,7

Stockholders' Equity
Common stock, $.0001 par value; 20,000,000 shares authorized; 5,574,479 and 5,504,644 shares issued and outstanding in 1999 and
1998, respectively                              558                551      1,11
Additional paid-in capital                3,117,190          3,045,139
Accumulated other comprehensive loss        (27,506)            (5,870)        1
Accumulated deficit                        (999,008)          (263,715)
                                          2,091,234          2,776,105
Less: Notes receivable from officer        (210,000)          (210,000)        8
         Total stockholders' equity       1,881,234          2,566,105
         Total liabilities and
         stockholders' equity          $  8,080,827       $ 10,276,694

     The accompanying notes are an integral part of these financial statements.

[GRAPHIC OMITTED]                                              EFI Electronics



Item 7.           Financial Data (continued)

Consolidated Statements of Cash Flows

For the years ended March 31,                              1999            1998
Cash flows from operating activities:
     Net loss                                         $(735,293)     $ (245,751)
     Adjustments to reconcile net loss to net cash
       provided by/(used in) operating activities:
           Unusual item                                 299,990             -0-
           Depreciation and amortization                874,197         665,428
           Loss on property dispositions                    -0-         102,695
           Provision for obsolete inventory             206,935          75,000
           Provision for customer warranty expense      287,902         185,706
           Provision for bad debts                       45,337          20,000
           Equity in loss from joint ventures            25,262           3,936
           Increase/(decrease) in cash due to change in:
               Receivables                            1,695,145        (991,427)
               Inventories                              100,345        (439,417)
               Prepaid expenses                         (81,169)        (48,026)
               Other assets                               2,162         (19,436)
               Accounts payable                        (770,149)        452,803
               Warranty claims                         (208,569)       (221,293)
               Accrued income taxes payable                 -0-        (113,309)
               Accrued liabilities                      (15,577)        (60,661)
Net cash provided by/(used in) operating activities   1,726,518        (633,752)

Cash flows from investing activities:
     Capital expenditures                              (643,506)     (1,080,793)
     Purchase of EFI Electronics Europe, S.L.               -0-        (125,000)
     Proceeds from sale of property                         -0-          61,896
     Distribution from joint venture                        -0-         147,880
Net cash used in investing activities                  (643,506)       (996,017)

Cash flows from financing activities:
     Net borrowings/(payments) under line of credit    (889,725)        274,554
     Proceeds from borrowings under notes payable       600,000         205,000
     Principal payments of capital lease obligations   (171,627)        (70,697)
     Principal payments of notes payable               (368,513)       (482,918)
     Proceeds from issuance of common stock                 -0-       1,695,356
     Proceeds from exercise of stock options             22,058          13,787
Net cash provided by/(used in) financing activities    (807,807)      1,635,082
Effect of exchange rate changes on cash                 (21,636)         (5,870)
Net increase/(decrease)/in cash and cash equivalents    253,569            (557)
Cash and cash equivalents at beginning of year            9,566          10,123
Cash and cash equivalents at end of year           $    263,135     $     9,566


     The accompanying notes are an integral part of these financial statements.

                                   -continued-

[GRAPHIC OMITTED]                                               EFI Electronics



Item 7.           Financial Data (continued)

Consolidated Statements of Cash Flows (continued)

Supplemental disclosures of cash flow information:

For the years ended March 31,                             1999          1998
     Cash paid during the year for
        Income taxes                                  $    -0-         $113,309
        Interest                                      $502,237         $539,215



Supplemental schedule of non-cash investing and financing activities:

1999 The Company issued 50,000 shares of Common Stock to an officer under terms related to his employment.

         The Company retired $307,624 of fully depreciated property.

1998 The Company acquired all of the remaining outstanding shares of EFI Electronics Europe, S.L. on January 1, 1998, in exchange for $125,000 cash, notes payable of $275,000 and 220,000 shares of the Company's Common Stock valued at $1.86 per share. The Company recorded goodwill of $866,603 on the acquisition.

         The Company retired $602,273 of fully depreciated property.

         The Company entered into capital lease obligations for the acquisition of equipment in the amount of $583,437.























    The accompanying notes are an integral part of these financial statements.

[GRAPHIC OMITTED]                                        EFI ELECTRONICS


Item 7.        Financial Data (continued)

Consolidated Statements of Stockholders' Equity

For the years ended March 31, 1999 and March 31, 1998:
                                                                      Accumulated
                                                           Additional Other Comp-                Note
                                         Common Stock       Paid-in   rehensive  Accumulated     Receivable
                                      Shares        Amount   Capital  Loss       Deficit         from Officer   Total

Balance at  April 1, 1997           4,216,174       $ 422   $926,925  $  -0-$       (17,964)      $(210,000)  $699,383

     Comprehensive income:
     Net loss                                                                      (245,751)                  (245,751)
     Foreign currency translation
       adjustment                                                     (5,870)                                   (5,870)
  Total comprehensive loss                                                                                    (251,621)

     Common stock issued for cash
       at $1.69                     1,054,044        105   1,695,251     -0-            -0-             -0-  1,695,356

     Exercise of stock options at
       $1.06 to $1.25 per share        14,426          2      13,785     -0-            -0-             -0-     13,787

     Common stock issued for
       purchase of joint venture
       at $1.86 per share             220,000         22     409,178     -0-             -0-             -0-   409,200

     Balance at March 31, 1998      5,504,644        551   3,045,139  (5,870)       (263,715)       (210,000)2,566,105


Comprehensive income:
Net loss                                                                            (735,293)                 (735,293)
     Foreign currency translation
       adjustment                                                    (21,636)                                  (21,636)
  Total comprehensive loss                                                                                    (756,929)

     Exercise of stock options at
       $1.06 to $1.11 per share        19,835           2     22,056     -0-             -0-             -0-    22,058

     Stock issued to officer           50,000           5     49,995     -0-             -0-             -0-    50,000

     Balance at March 31, 1999      5,574,479        $558 $3,117,190$(27,506)  $    (999,008)     $(210,000)$1,881,234











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

Principals of consolidation--On January 1, 1998, the Company purchased all of the remaining outstanding common stock of EFI Electronics Europe, S.L., a company incorporated in Spain in July 1993 as a 50% owned joint venture, engaged in the sale of TVSS panel products to European distributors and machine tool manufacturers. Prior to acquiring all of the outstanding common stock, the Company's equity in earnings and investment from this operation were translated into U.S. Dollars at the rate of exchange as of December 31, 1997, which approximated the average rate during the period. Foreign exchange gains or losses have not been material. Beginning January 1, 1998, the financial results of this operation have been consolidated into the financial results of the Company.

During fiscal 1999, the Company entered into a joint venture with a Singapore-based corporation resulting in the establishment of EFI Asia Pacific, LTD. The Company accounts for its 50% interest in the joint venture by recognizing its equity in the earnings of the joint venture translated at an exchange rate that approximates the average exchange rate for the period.

Estimates--The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, net sales and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

Reclassifications--Certain   reclassifications   have  been  made  to  the  1998
financial statements to conform with the 1999 presentation.

Revenue recognition--Revenue is recognized when product is shipped, fee income is earned and/or services are performed.

Research and development--The Company conducts research and development to develop new products. Research and development costs have been charged to expense as incurred.

Stock-based compensation--The Company has adopted only the disclosure provisions of Financial Accounting Standards No.23, "Accounting for Stock-Based Compensation" (FAS 123).Therefore, the Company continues to account for stock-based compensation under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized.

Income taxes--The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Research tax credits are recognized as utilized.

Loss per share--Basic loss per common share is based on the weighted average number of common shares outstanding during each period. Diluted loss per common share is based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the dilutive loss per share calculation include stock options and warrants granted.

Cash and cash equivalents--The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. Cash and cash equivalents are placed with federally insured financial institutions. These balances are generally not significant since they are transferred to reduce the Company's revolving line of credit on a daily basis.


Accounts receivable and concentration of credit risk--The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. Consistent with the Companys strategy to develop large OEM/private label accounts, two private label customers represented 15% and 12% of the Company's net sales in fiscal 1999, respectively.

[GRAPHIC OMITTED]                                              EFI Electronics



Item 7.           Financial Data (continued)

Note 1 The Company and Summary of Significant Accounting Policies (continued)

The five largest customers accounted for 53% of net sales. Accounts receivable for these customers represent 38% of total accounts receivable outstanding as of March 31, 1999.

The allowance for doubtful accounts is based upon an evaluation of the aging of accounts receivable, general economic conditions and known or suspected ability of customers to pay their indebtedness.

Inventories--Raw materials are stated at the lower of cost (first-in, first-out basis) or market. Work-in-process and finished goods are stated at the lower of average cost or market. An allowance for obsolete inventory is based on an evaluation of the economic usefulness of each item and the period over which such use is expected.

Property--Property is stated at cost and depreciated or amortized on the straight-line method over the 3- to 10-year lives of assets. Gains and losses on disposal of property are accounted for and disclosed separately on the statement of operations.

Goodwill--The excess cost of subsidiary stock over book value is being amortized by the straight-line method over a period of seven years. The Company reviews goodwill annually to assess recoverability. Impairment would be recognized in operating results if expected future operating undiscounted cash flows of the acquired subsidiary are less than the carrying value of goodwill.

Product warranty and product returns--The Company offers replacement product warranties ranging from 5 years to lifetime. EFI's customers have no contractual right to return products not covered by product warranty. However, as an accommodation to customers, product returns for credit are allowed under certain circumstances at EFI's option. The Company does not allow return of custom, OEM or private label products.

In addition, the Company offers warranties on certain of its plug-in products to repair or replace equipment that is plugged into Company products that is damaged by electrical disturbances. The Company maintains warranty reserves for possible future claims based on actual claims paid, cumulative claims experience by product, average product life for claims and average claim by product.

Common stock--The Company follows the practice of recording amounts received upon the exercise of options by crediting Common Stock and additional paid-in capital. No charges are reflected in the consolidated statements of operations as a result of the grant or exercise of stock options. The Company realizes an income tax benefit from the exercise of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in Common Stock and additional paid-in capital.


Foreign currency translation--The asset and liability accounts of EFI's foreign subsidiary and joint venture, which were originally recorded in local currencies, are translated for financial consolidation and reporting purposes into U.S. Dollar amounts at period-end rates of exchange. Net sales and expense accounts are translated at the average daily rates during the period. Transaction gains and losses, the amounts of which are not material, are included in other income and expense. Foreign currency translation adjustments are a component of comprehensive income (loss) and are accumulated as a separate component of stockholders' equity.

Note 2            Receivables:

At March 31, 1999 and 1998, receivables consisted of the following:
                                               1999                     1998
Trade and other receivables             $   2,256,864               $ 4,026,047
Less allowance for doubtful accounts          (15,664)                  (44,365)
         Receivables, net               $   2,241,200               $ 3,981,682

The allowance for doubtful accounts is based upon an evaluation of the aging of accounts receivables, general economic conditions and known or suspected ability of customers to pay their indebtedness.

[GRAPHIC OMITTED]                                              EFI Electronics



Item 7.           Financial Data (continued)

Note 3 Inventories:

At March 31, 1999 and 1998, inventories consisted of the following:
                                                 1999                      1998
Raw materials                            $  1,238,439               $ 1,937,961
Work-in-process                               121,775                   269,732
Finished goods                                889,344                   593,913
                                            2,249,558                 2,801,606
Less allowance for obsolete inventory        (130,222)                  (75,000)
         Inventory, net                 $   2,119,336               $ 2,726,606

Raw materials are stated at the lower of cost (first-in, first-out basis) or market. Work-in-process and finished goods are stated at the lower of average cost or market. An allowance for obsolete inventory is based on an evaluation of the economic usefulness of each item and the period over which such use is expected.

Note 4   Property:

At March 31, 1999 and 1998, property consisted of the following:           Life
                                                 1999             1998   (Years)
Machinery and equipment                    $5,082,418      $ 4,843,313    3 - 10
Furniture and fixtures                        554,650          460,401    5 - 10
Leasehold improvements                         72,407           85,968    5 - 10
Software                                      239,504          222,350     3 - 5
                                            5,948,979        5,612,032
Less accumulated depreciation and
   amortization                            (3,500,603)      (3,072,742)
         Property, net                  $   2,448,376      $ 2,539,290

Property is stated at cost and depreciated on the straight-line method over the 3- to 10-year lives of assets. Gains and losses on disposal of property are accounted for and disclosed separately on the statement of operations.

Included in the above total as of March 31, 1999 are assets with a cost of $1,567,542, which are fully depreciated and still in service. During fiscal 1999 and fiscal 1998, the Company retired assets that were fully depreciated, with a cost of $307,624 and $602,273, respectively.

Note 5            Capital Lease Obligations:

Maturities of capital lease obligations at March 31, 1999, consist of the following:

                  Fiscal  year ended March 31,
                  2000                                                 $212,253
                  2001                                                  157,756
                  2002                                                   31,643
                  Thereafter                                                -0-
                  Total minimum lease payments                          401,652
                  Less: amounts representing interest                   (60,539)

                  Present value of net minimum lease payments           341,113
                  Less: current maturities                             (177,763)
                  Total capital lease obligations,
                  less current maturities                              $163,350

Included in property is $618,208 of equipment under capital leases at March 31, 1999. The related accumulated amortization is $158,572.

[GRAPHIC OMITTED]                                               EFI Electronics



Item 7.           Financial Data (continued)

Note 6 Notes Payable and Revolving Line of Credit:

At March 31, 1999 and 1998, notes payable and revolving line of credit, the carrying value of which approximates fair value, consisted of the following:
                                                 1999                       1998

Revolving line of credit                $   2,583,210               $ 3,472,935
Notes payable:
   Collateralized promissory note            $654,877                 $ 848,695
   Uncollateralized subordinated
   notes-director                             900,000                   300,000
   Collateralized promissory
   note-machinery                             133,243                   174,247
   Uncollateralized note-acquisition          120,139                   253,830
                                            1,808,259                 1,576,772
Less current maturities of notes payable     (990,533)                 (681,690)
Total notes payable, less current maturities $817,726                 $ 895,082

The revolving line of credit in place at March 31, 1999, provides for borrowings up to $3,700,000 collateralized by accounts receivable and inventories. Interest is payable monthly at a rate of prime (7.75% as of March 31, 1999) plus 1.5%. Principal payments are made as cash is received from customers for accounts receivable. Borrowings are based on formulas involving balances of accounts receivable, inventories and certain ineligible amounts. There are no other minimum payments due regardless of cash received. The line of credit agreement expires in March 2001.

At March 31, 1999, the revolving line of credit contained certain financial covenants, including, but not limited to, provisions that the Company maintain certain levels of net worth, achieve certain results of operations, meet certain financial ratios, and restrict the amount of capital expenditures and the payment of dividends. At times throughout the year, including March 31, 1999, the Company has been in violation of certain of these covenants. As of December 31, 1998, the Company had obtained appropriate waivers. As of March 31, 1999, the Company has applied for appropriate waivers for all covenants in violation pertaining to this line of credit.

The collateralized promissory note is collateralized by the Company's property. Interest is payable monthly at a rate of prime (7.75% as of March 31, 1999) plus 0.75%. The total monthly payment (principal and interest) equals $23,500.
The balance of the note is due October 1, 2001.

The uncollateralized subordinated notes-director are payable to a major shareholder and director of the Company. Interest is at a rate of 12%per annum. Interest is paid monthly. A principal installment of $600,000 is due on September 30, 1999. All unpaid remaining principal and interest are due on June 30, 2000. The notes are subordinated to the revolving line of credit.

The collateralized promissory note-machinery is collateralized by manufacturing equipment. Interest is payable monthly at a rate of prime (7.75% as of March 31, 1999) plus 2.5%. Principal payments of $3,417 are made monthly. The balance of the note is due March 31, 2000.

The uncollateralized promissory note-acquisition is payable to the previous 50% owner of EFI Electronics Europe, S.L. Interest is at a rate of prime (7.75% as of March 31, 1999). Principal and interest payments of $12,500 are made monthly. The balance of the note is due December 31, 1999.

Minimum principal payments on notes payable are as follows:

                           Fiscal  year ending March 31,
                           2000                         $990,533
                           2001                          659,187
                           2002                          158,539
                           Thereafter -0-
                           Total                    $1,808,259

[GRAPHIC OMITTED]                                               EFI Electronics



Item 7.                    Financial Data (continued)

Note 7 Commitments and Contingencies:

Operating leases. The Company leases its principal facilities in the U.S. and Spain through October 2009 and December 2002, respectively. Monthly lease payments are $23,567 plus taxes, insurance and maintenance. Rental expense for 1999 and 1998 was $282,804 and $268,155, respectively.

Minimum payments of these lease commitments are as follows:

                           Fiscal year ending March 31,
                           2000                         $282,804
                           2001                          282,804
                           2002                          279,861
                           2003                          271,032
                           2004                          271,032
                           Thereafter                   1,242,230
                             Total                     $2,629,763

Employment agreements. The Company has entered into two long-term employment agreements with an officer and another key employee. One agreement is automatically renewable and includes minimum annual salary payments in the amount of $150,000 and includes certain termination payments upon dismissal. The other agreement is in force until March 31, 2001 and requires minimum annual salary payments of $60,000.

Litigation. The Company is involved in litigation as a normal part of its ongoing operations from time to time. At March 31, 1999, there was no litigation which would have a material impact on the financial condition of the Company or results of operations.

Note 8 Related Party Transactions:

In addition to the notes payable discussed in Note 6, as of March 31, 1999, the Company held two notes receivable from an officer of the Company. These notes receivable bear interest at the Fed Funds rate (4.98% as of March 31, 1999). The first note in the amount of $150,000 is secured by 100,000 shares of Common Stock and is due in full by the earlier of 60 days after termination of employment or September 12, 2000. The second note in the amount of $60,000 is secured by 66,667 shares of Common Stock and is due in full by the earlier of 60 days after termination of employment or December 4, 2002. Because of the nature of these agreements, these notes receivable are reflected as a reduction of stockholders' equity. Interest will be recognized in addition to the note amount when paid.

Note 9 Employee Benefit Plan:

The Company has a contributory 401(k) savings and profit sharing plan covering all full-time employees. The employer contribution amount is determined at the discretion of the board of directors. Any contribution made by the Company vests on a straight line basis over a period of five years. During the years ended March 31, 1999 and 1998, the Company matched employee contributions to the 401(k) savings and profit sharing plan up to 3% in fiscal 1999 and 1% in fiscal 1998 of employee base wages resulting in total contributions of $63,378 and $15,661, respectively.

Note 10           Income Taxes:

Income taxes for the years ended March 31, 1999 and 1998, consist of the following:
                                                        1999              1998
Current
   Federal                                        $      -0-         $     -0-
   State                                                 -0-            (7,197)
   Foreign                                            (2,800)          (22,203)
                                                      (2,800)          (29,400)
Deferred                                                  -0-               -0-
     Total                                         $  (2,800)        $ (29,400)

[GRAPHIC OMITTED]                                            EFI Electronics



Item 7.       Financial Data (continued)

Note 10 Income Taxes (continued):

The reported provision for income taxes is different than the amount computed by applying the statutory federal income tax rate of 34% to the loss before income taxes as follows:
                                                         1999              1998
Benefit at statutory rates                          $ 249,000        $   73,600
Increase in valuation allowance                      (242,300)          (95,900)
State income taxes                                     22,700              (200)
Assessment for prior year's taxes                         -0-            (7,200)
Difference between U.S. statutory rate
and foreign rate                                          -0-            11,100
Non-deductible items                                   (9,600)          (10,800)
Goodwill amortization                                 (22,600)              -0-
     Total                                         $   (2,800)      $   (29,400)

In accordance with SFAS No. 109, the deferred tax assets and liabilities as of March 31, 1999 and March 31, 1998, are comprised of the estimated future tax (provision)/benefit due to different financial reporting and income tax basis related to:
                                                         1999              1998
Deferred tax assets:
     Net operating loss carry-forward              $1,757,000         $1,575,00
     Research and development credit carry-forwards    30,000            30,000
     Asset reserves and accrued liabilities           244,000          _197,000
     Total deferred tax assets                      2,031,000         1,802,000
Deferred tax liabilities:
     Depreciation                                     (14,000)          (41,000)
Valuation allowance                                (2,017,000)       (1,761,000)
     Net deferred tax liability                  $        -0-        $       -0-


The Company has concluded that since it is uncertain as to whether the Company will be able to recognize the benefit of its operating loss, research and development credit carry-forwards and other deferred tax assets, a full valuation allowance should be provided. At March 31, 1999, the Company had net operating loss carry-forwards of approximately $4,712,000 and research and development credit carry-forwards of approximately $30,000. The net operating loss carry-forwards expire from 2010 and 2019 and the research and development credits expire from 2006 to 2010.

Note 11  Stockholders' Equity:

Stock Options and Warrants
In July 1988, the Company adopted an incentive and non-qualified stock option plan ("the 1988 Plan") and terminated a prior incentive stock option plan. Under the 1988 Plan, as amended in May, 1991, incentive stock options or non-qualified stock options, up to a maximum of 700,000 shares, may be granted to key employees and other persons to purchase the Company's Common Stock. The stock options are exercisable at various times as determined by the board of directors but not less than six months from the date of grant and terminate not more than ten years from the date of grant.

In January 1995, the Company modified the stock option plan. Substantially all of the existing grants were canceled and new grants were issued in place of the old. The price of the new grants was set at the fair market value of $1.06 at the date of the grant and the number of options issued to each employee was based on the number of each employee's original options adjusted by the options' original grant price compared to the new option price.

In July 1998, the Company adopted an additional incentive stock option plan ("the 1998 Plan") providing for issuance of up to 750,000 qualified or non-qualified options, restricted stock grants and other incentive-based instruments. Concurrently, the number of options available under the 1988 Plan was reduced to 625,000 shares, which was the approximate number outstanding at that time.

Incentive stock options can be granted to employees to purchase the Company's Common Stock at its fair market value, as defined, at the date of grant. No individual may be granted stock options exceeding $100,000 in fair market value in any one year. Non-qualified

[GRAPHIC OMITTED]                                               EFI Electronics



Item 7.           Financial Data (continued)

Note 11 Stockholders' Equity (continued):

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

Stock-Based Compensation
The Company has adopted only the disclosure provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Therefore, the Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by FAS 123, the Company's net loss and loss per share would be adjusted to the pro forma amounts indicated below:

                                                     Fiscal Year Ended March 31,
                                                         1999              1998
Net loss                   As reported             $ (735,293)       $ (245,751)
                           Pro Forma                 (895,225)         (359,029)

Loss per share - basic     As reported                  (0.13)            (0.05)
                           Pro Forma                    (0.16)            (0.07)

Loss per share - diluted   As reported                  (0.13)            (0.05)
                           Pro Forma                    (0.16)            (0.07)

These pro forma amounts may not be representative of future disclosure because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Modified Black-Scholes American option-pricing model with the following weighted-average assumptions for the fiscal years ended March 31, 1999 and 1998: expected volatility of 133.23% and 78.40%, respectively; risk-free interest rate of 5.60% and 5.66%, respectively; and expected life of 7.70 and
5.36 years, respectively. The weighted-average fair value of options and warrants granted was $1.73 and $1.54 in fiscal years ended March 31, 1999 and 1998, respectively.

Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, the Company's employee stock options and warrants have characteristics significantly different from those of traded options and warrants, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and warrants and the resulting values are reasonable.The following is a summary of the activity relating to warrants and options through March 31, 1999:

                                  Warrants and       Exercise   Weighted average
                                  Stock Options       price       exercise price
Outstanding at April 1, 1997        575,480        $1.00 - 2.75         $1.31
    Granted                         106,108         1.63 - 2.75          2.03
    Exercised                       (15,134)        1.00 - 1.25          1.03
    Expired                         (20,625)        1.00 - 2.125         1.76
Outstanding at March 31, 1998       645,829         1.06 - 2.75          1.43

    Granted                         391,118         0.81 - 2.13          1.96
    Exercised                       (22,003)        1.06 - 1.25          1.17
    Expired                         (19,948)        1.06 - 2.75          1.23

Outstanding at March 31, 1999       994,996         0.81 - 2.75          1.73

Exercisable at March 31, 1999       528,161        $1.06 - 2.75        $ 1.50

Item 7.           Financial Data (continued)

Note 11 Stockholders' Equity (continued):

The following table summarizes information concerning currently outstanding and exercisable stock options and warrants:

                        Options and Warrants Outstanding

                                Weighted-Average
                                    Remaining
     Range of            Number          Contractual Life       Weighted-Average
  Exercise Prices      Outstanding          (Years)              Exercise Price
    $0.81-1.00          20,000               8.05                        $0.92
    1.06 - 1.69        625,409               7.08                         1.34
    2.00 - 2.75        349,587               8.76                         2.17
                       994,996

                        Options and Warrants Exercisable

     Range of                    Number                         Weighted-Average
  Exercise Prices              Outstanding                       Exercise Price
    $ 0.81-1.00                       -0-                                $ -0-
    1.06 - 1.69                   438,515                                 1.37
    2.00 - 2.75                    89,646                                 2.15
                                  528,161

Note 12 Investment in Subsidiary and Joint Venture:

Subsidiary.  On January 1,  1998,  the  Company  acquired  all of the  remaining outstanding common stock of EFI Electronics Europe, S.L., in a business combination accounted for as a purchase. EFI Electronics Europe, S.L. was incorporated in Spain in July 1993 as a 50% owned joint venture, engaged in the sale of TVSS panel products to European distributors and machine tool manufacturers. Prior to acquiring all of the outstanding common stock, the Company's equity in earnings and investment from this operation were translated into U.S. Dollars at the rate of exchange as of December 31,1997, which approximated the average rate during the period. Beginning January 1,1998, the financial results of this operation have been consolidated into the financial results of the Company. The total cost of the acquisition consisted of $125,000 cash, notes payable of $275,000 and 220,000 shares of the Company's Common Stock valued at $1.86 per share. The Company recorded goodwill of $866,603, which represents the excess of consideration paid over the net book value of the acquired company. Goodwill is being amortized by the straight-line method over seven years.

The following summarizes pro forma (unaudited) information of the Company assuming the acquisition had occurred on April 1, 1997:
                                 March 31, 1998
                                  ($000s except
                               per share amounts)

                  Net sales                                 $16,947
                  Net loss                                    (383)
                  Loss per share-basic & diluted            $(0.08)

Joint Venture. During fiscal 1999, the Company entered into a joint venture with a Singapore-based corporation resulting in the establishment of EFI Asia Pacific, LTD ("EFI Asia"), also a Singapore-based corporation. The Company accounts for its 50% interest in the joint venture by recognizing its equity in the earnings of the joint venture translated at an exchange rate that approximates the average exchange rate for the period. EFI Asia experienced a loss in its first year of operation. The Company recognized its portion of the loss by reducing its investment in EFI Asia to zero and recording a liability for the difference between this loss and the amount of the original investment since the joint venture agreement may require up to $30,000 more in capital contribution in future periods.

[GRAPHIC OMITTED]                                               EFI Electronics



Item 7.           Financial Data (continued)

Note 13 Loss per Share (continued):

The following data show the amounts used in computing loss per common share, including the weighted average number of shares and dilutive potential Common Stock.
                                                   Fiscal Year Ended March 31,
                                                        1999               1998
Shares outstanding during
the entire period                                  5,504,644          4,216,174
Weighted average shares
issued during the period                              60,877            687,422

Weighted average number of
shares used in basic EPS                           5,565,521          4,903,596
Dilutive effect of stock
options and warrants                                      -0-                -0-

Weighted average number of shares
and dilutive potential stock used
in diluted EPS                                     5,565,521          4,903,596

For the years March 31, 1999 and 1998, all of the options and warrants that were outstanding, as described in Note 11, were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

Note 14 Business Segments:

The Company's operations involve a line of TVSS products comprised of several different related categories. The Company's chief operating decision makers utilize information about domestic and international geographic operations to determine the allocation of resources and in assessing performance. Although analysis of various markets, products or channels is performed on an as needed basis, management considers the distinction between domestic and international operations to be the only reportable operating segments.

The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. All inter-segment transactions are eliminated from the following segment information. Net sales for the international segment includes sales to customers primarily in Spain and other European countries. Sales to individual European countries are not significant nor is that information used by the chief operating decision maker of the Company.

Segment information for domestic and international operations is as follows (in $000s):

       Net sales                                         1999              1998
          Domestic                                    $11,422           $14,528
          International                                 2,469             1,844
            Total                                     $13,891           $16,372

       Loss from operations
          Domestic                                     $1,649            $2,490
          International                                   569               277
            Total                                       2,218             2,767

          Research and development                        679               918
          General and administrative                    1,442             1,458
          Unusual item                                    300               -0-
            Total                                    $   (203)         $    391

       Identifiable assets
          Domestic                                     $7,872            $9,916
          International                                 1,004               886
          Eliminations                                   (795)             (525)
            Total                                      $8,081           $10,277

[GRAPHIC OMITTED]                                         EFI Electronics



Item 7.           Financial Data (continued)

Note 15 Unusual Item:

The Company's method of calculating the amount of indirect cost included in the valuation of inventory has been based on a factor applied in total to all direct material and labor dollars. The factor applied was developed from the ratio of indirect costs to periodic purchases. This method was selected at a time when direct material and labor costs comprised most of the cost of product sales and because the Company's computer system did not allow more precise calculation at the individual item level.

As the Company' business model has changed over the past several years to include a higher percentage of hardwire products that have much greater indirect support costs and a lower percentage of direct labor and material cost as compared to total cost, the valuation method used has become inadequate for inventory and cost of sales valuations. In addition, the Company has reduced its inventory and significantly improved its manufacturing efficiency, both of which have caused changes in inventory valuation that do not reflect changes in the underlying economic value of this asset. These improvements have increased the factor applied to direct material and labor dollars over the last several years, causing a greater percentage of inventory value to be based on indirect costs.

In January 1999, the Company implemented a new Enterprise Resource Planning(ERP) system that includes the ability to more precisely value the indirect cost component of the Company's inventory. After careful evaluation, the Company has implemented a multi-driver based costing system based upon separate valuation of several components of indirect costs that are applied at different stages of the inventory valuation process.

The impact of this change is a one-time reduction in inventory of $299,990 as of March 31,1999 and an increase to the Company's cost of sales by the same amount. Due to the detailed nature of the calculations supporting this adjustment, it is not possible to estimate the impact of this change either quarterly or for the year ended March 31, 1998.


Note 16 Quarterly Financial Data (unaudited):

Summarized financial data by quarter for 1999 and 1998 are as follows:
                                                             Net Earnings (Loss)
                                               Net Earnings  per share -diluted
Quarter ended            Net Sales Gross Profit    (Loss)
1999:
June 30, 1998           $3,582,053   $1,275,740  $ 27,110      $ 0.00
September 30, 1998       4,269,608    1,426,944   126,369        0.02
December 31, 1998        3,461,503    1,188,742    37,464        0.01
March 31, 1999           2,577,400      341,372  (926,236)      (0.16)
      Total            $13,890,564   $4,232,798 $(735,293)     ( 0.13)

1998:
June 30, 1997         $ 3,639,459  $  1,354,602  $ 43,002      $ 0.01
September 30, 1997      4,190,824     1,378,027    90,304        0.02
December 31, 1997       4,248,981     1,549,688    32,688        0.01
March 31, 1998          4,293,102     1,052,570  (411,745)      (0.09)
      Total         $  16,372,366  $  5,334,887 $(245,751)     $(0.05)




Item 8.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

[GRAPHIC OMITTED]                                         EFI Electronics



                                    PART III

Items 9, 10, 11 and 12.

These items are incorporated by reference to the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held on July 29, 1999, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13.          Exhibits and Reports on Form 8-K

(a) Exhibits:
     S-B                                    Incorporated              Filed
    Number        Exhibit                   by Reference             Herewith

    3.1     Certificate of Incorporation         (1)
            as restated and Amended
    3.2     Amended and Restated Bylaws          (2)
   10.1     Non-Qualified Stock Option Plan and  (3)
            Incentive Stock Option Plan As
            Amended (May 1991)
   10.2     Lease Agreement, dated July 21, 1997 (4)
            between Ninigret Park Development
            L.C.,as landlord and the Company,
            as tenant
   10.3     Supply Agreement, dated August 26,   (5)
            1997, between the Company and Hubbell
            Incorporated (Delaware), a
            Delaware corporation
   10.4     Employment Contract , dated          (6)
            September 12, 1994, between the
            Company and Richard D. Clasen
   21       List of subsidiaries                                         X

   23.1     Independent Accountant' Consent-Grant Thornton LLP           X

   27       Financial Data Schedule                                      X


  (1) Incorporated by reference to Exhibit Nos. 1 and 2 to Annual Report on Form 10-K ( File No. 0-15967) for fiscal year ended April 1, 1998, and as Exhibit Nos. 4.3 and 4.4 to Registration Statement on Form S-8 filed on May 1, 1991.

  (2) Incorporated by reference to Exhibit No. 1 to Annual Report on Form 10-K forfiscal year ended March 31, 1989.

  (3) Incorporated by reference to Exhibit No.1 to Annual Report on Form 10-K for fiscal year ended March 29, 1991.

  (4) Incorporated by reference to Exhibit No. 10.1 to Annual Report on Form 10-KSB for fiscal year ended March 31, 1998.

  (5) Incorporated by reference to Exhibit No. 10.3 to Annual Report on Form 10-KSB for fiscal year ended March 31, 1998.

  (6) Incorporated by reference to Exhibit No. 10.4 to Annual Report on Form 10-KSB for fiscal year ended March 31, 1998.

  (b) Reports on Form 8-K:

           None.

[GRAPHIC OMITTED]                                              EFI Electronics


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 18, 1999.

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



Signature                  Capacity in Which Signed                    Date





Richard D. Clasen   Chief Executive Officer, President            June 18, 1999
                   and Director (Principal Executive Officer)



David G. Bevan     Chief Financial Officer, Executive             June 18, 1999
                   Vice President & Secretary
                  (Principal Financial Officer)


Gaylord K. Swim   Chairman of the Board and Directors             June 18, 1999



James H. Biggart  Director                                        June 18, 1999



Hans Imhof        Director                                        June 18, 1999




Reino Kerttula    Director                                        June 18, 1999

<EXHIBIT 21>

EFI Electronics Corporation Subsidiaries


Company Name                                    Venue of Incorporation

EFI Electronics Europe S.L.                     Barcelona, Spain



<EXHIBIT 23.1>

Independent Accountant's Consent - Grant Thornton L.L.P.

We have issued our report dated May 14, 1999, accompanying the consolidated financiial statements of EFI Electronics Corporation and Subsidiary, incorporated by reference or included in the Annual Report of EFI Electronics Corporation, on Form 10-KSB for the year ended March 31, 1999. We hereby consent to the incorporation by reference of said report in the Registration Statement of EFI Electronics Corporation, on Form S-8 ( File No. 33-41154 filed June 12, 1999).

                                                     /s/ Grant Thornton L.L.P.

Salt Lake City, Utah
June 16, 1999