Form 10QSB
period 1999-06-30
EFI ELECTRONICS CORP
filed 1999-08-16
CIK 785970

FORM 10-QSB


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                                                            (Mark one)

                   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended                   June 30, 1999
                   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



    Number of shares of the registrant's $0.0001 par value common stock outstanding at August 13,1999:5,574,479

                                                        Table of Contents


PART I       FINANCIAL INFORMATION                                          PAGE


Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
                  and March 31, 1999 .........................................3

                  Consolidated Statements of Earnings and Comprehensive Income for the three months ended June 30, 1999 and 1998
                  (Unaudited).................................................4

                  Consolidated Statements of Cash Flows for the three months ended June 30, 1999 and 1998 (Unaudited)....................5

                  Notes to Financial Statements (Unaudited).................6-7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................8-10


PART II           OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K                           11

                  Signatures.................................................11

                                               PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements

CONSOLIDATED BALANCE SHEETS
                                        JUNE 30, 1999             MARCH 31, 1999
                                        (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents          $      47,218              $    263,135
     Receivables, net                       2,513,304                 2,241,200
     Inventories, net                       1,922,444                 2,119,336
     Prepaid expenses                         161,131                   221,986
         Total current assets               4,644,097                 4,845,657
Property - net                              2,363,967                 2,448,376
Other assets:
     Goodwill, net                            711,804                   742,803
     Other assets                              49,295                    43,991
         Total other assets                   761,099                   786,794
              Total assets               $  7,769,163               $ 8,080,827

LIABILITIES
Current liabilities:
     Revolving line of credit            $  2,186,694              $  2,583,210
     Current maturities of capital
     lease obligations                        156,280                   177,763
     Current maturities of notes payable      961,344                   990,533
     Accounts payable                       1,062,915                   825,291
     Reserve for customer warranty
     claims - current                         215,000                   215,000
     Accrued liabilities                      277,009                   303,982
         Total current liabilities          4,859,242                 5,095,779
Long-term liabilities:
    Reserve for customer
    warranty claims - long-term               177,191                   122,738
    Capital lease obligations, less
    current maturities                        141,728                   163,350
    Notes payable, less current maturities    745,353                   817,726
         Total long-term liabilities        1,064,272                 1,103,814
              Total Liabilities             5,923,514                 6,199,593

STOCKHOLDERS' EQUITY
     Common stock                                 558                       558
     Additional paid-in capital             3,117,190                 3,117,190
     Accumulated other comprehensive loss
        foreign currency translation
        adjustment                            (94,588)                  (27,506)
     Accumulated deficit                     (967,511)                 (999,008)
                                            2,055,649                 2,091,234
     Less:Stock subscriptions and
          notes receivable
          from management                    (210,000)                 (210,000)
          Total stockholders' equity        1,845,649                 1,881,234
              Total liabilities and
              stockholders' equity       $  7,769,163               $ 8,080,827



                                            See notes to financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (Unaudited)

For the three months ended June 30,            1999                        1998

Net sales                               $  3,229,606                $ 3,582,053
Cost of sales                              1,929,890                  2,306,313
Gross profit                               1,299,716                  1,275,740
Operating expenses:
     Selling, General and
     Administrative expenses                 918,096                    876,597
     Research and development                183,843                    206,132
         Total operating expenses          1,101,939                  1,082,729
Earnings from operations                     197,777                    193,011
Other income/(expense):
     Interest expense                       (130,133)                  (137,053)
     Other, net                              (36,147)                   (28,848)
         Total other expense, net           (166,280)                  (165,901)
Earnings before income taxes                  31,497                     27,110
Income taxes                                     -0-                        -0-
Net earnings                                  31,497                     27,110
Other comprehensive income - foreign
currency translation adjustment              (31,646)                     7,388
Comprehensive income / (loss)           $      ( 149)                $   34,498


Earnings per share:

     Basic                              $       0.01                $      0.00
     Diluted                            $       0.01                $      0.00

Weighted average shares outstanding

     Basic                                 5,574,479                  5,537,297
     Diluted                               5,576,550                  5,675,022




                     See notes to financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the three months ended June 30,                      1999               1998

Cash flows from operating activities:
    Net earnings                                  $    31,497       $    27,110
    Adjustments to reconcile net earnings to net cash
    provided by operating activities:
       Depreciation                                   180,619           182,469
       Amortization                                    30,998            35,882
       Provision for excess and obsolete inventory     25,000            57,975
       Provision for bad debts                          2,500             9,408
       Provision for warranty expenses                 83,270            32,061
       Increase/(decrease) in cash due to changes in:
         Receivables                                 (304,680)          589,836
         Inventories                                  161,397          (245,692)
         Prepaid expenses                              59,658           (30,122)
         Other assets                                   3,708            (7,279)
         Accounts payable                             246,141          (137,087)
         Warranty payments                            (28,815)             (724)
         Accrued liabilities                          (35,782)          (29,569)
          Net cash provided by operating activities   455,511           484,268
Cash flows from investing activities:
      Capital expenditures                            (99,637)         (133,618)
         Net cash used in investing activities        (99,637)         (133,618)
Cash flows from financing activities:
      Net change under revolving line of credit      (396,516)         (265,600)
      Principal payments on notes payable            (101,563)          (81,538)
      Principal payments under capital
      lease obligations                               (42,066)          (41,241)
      Proceeds from exercise of stock options             -0-            22,058
        Net cash used in financing activities        (540,145)         (366,321)
Effect of exchange rate changes on cash               (31,646)            7,388
Net decrease in cash and cash equivalents            (215,917)           (8,283)
Cash and cash equivalents at beginning of period      263,135             9,566
Cash and cash equivalents at end of period       $     47,218      $      1,283


Supplemental disclosures of cash flow information:
         Cash paid during the period for:

                  Income taxes                  $         -0-      $        -0-
                  Interest                      $     110,060      $    153,000






                        See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In the opinion of management, the accompanying consolidated financial statements contain adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of EFI Electronics Corporation
(the "Company") and subsidiary at June 30, 1999 and March 31, 1999, and the results of their operations and their cash flows for the three months ended June 30, 1999 and 1998. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as specified by the instructions to Form 10-QSB and Item 310 of Regulation S-B. It is suggested that these financial statements and related notes be read in conjunction with the Company's 1999 Form 10-KSB for the year ended March 31, 1999 included in the Annual Report to Shareholders.

1.  RECEIVABLES

Receivables consisted of the following:
                                       June 30,1999               March 31, 1999
                                       (Unaudited)

Trade and other receivables             $ 2,528,686                 $ 2,256,864
Allowance for doubtful accounts             (15,382)                    (15,664)
Receivables, net                        $ 2,513,304                 $ 2,241,200

2.  INVENTORIES

Inventories consisted of the following:
                                      June 30, 1999               March 31, 1999
                                      (Unaudited)

Raw materials                            $ 1,173,264                $ 1,238,439
Work-in-process                              155,309                    121,775
Finished goods                               749,093                    889,344
                                           2,077,666                  2,249,558
Less allowance for excess
and obsolete inventory                      (155,222)                  (130,222)
Inventories, net                          $1,922,444                $ 2,119,336

3.  NET EARNINGS PER COMMON SHARE

Net earnings per common share and common equivalent share are computed based on the number of common and dilutive common stock equivalent shares outstanding and are adjusted for the assumed conversion of shares issuable upon exercise of options or warrants, after the assumed repurchase of common shares with the related proceeds. Stock subscriptions receivable are treated as outstanding shares for purposes of this computation.

The following data show the amounts used in computing earnings per common share, including the weighted average number of shares and dilutive potential common stock.

                                                    Three Months Ended June 30,
                                                       1999                1998
Shares outstanding during the entire period       5,574,479           5,504,644
Weighted average shares issued during the period        -0-              32,653

Weighted average number of shares used in
basic EPS                                         5,574,479           5,537,297
Dilutive effect of stock options and warrants         2,071             137,725

Weighted average number of shares and dilutive
  potential stock used in dilutive EPS            5,576,550           5,675,022


4.  REVOLVING LINE OF CREDIT, CAPITAL LEASE OBLIGATIONS AND NOTES PAYABLE

At June 30 and March 31, 1999, the revolving line of credit, capital lease obligations and notes payable, the carrying values of which approximate fair value, consisted of the following:

                                         June 30, 1999            March 31, 1999
                                          (Unaudited)

Revolving line of credit                  $  2,186,694             $  2,583,210

Capital lease obligations                 $    298,008             $    341,113
Less current maturities                       (156,280)                (177,763)
     Capital lease obligations less
     current maturities                   $    141,728             $    163,350

Notes payable:
   Collateralized promissory note         $    598,173             $    654,877
   Uncollateralized subordinated
   note - director                             900,000                  900,000
   Collateralized promissory
   note - machinery                            122,992                  133,243
   Uncollateralized note - acquisition          85,532                  120,139
                                             1,706,697                1,808,259
 Current maturities                           (961,344)                (990,533)
         Total notes payable, less
         current maturities               $    745,353             $    817,726

The revolving line of credit in place at June 30, 1999, provides for borrowings up to $3,700,000 collateralized by accounts receivable and inventories. Interest is payable monthly at a rate of prime (7.75% as of June 30, 1999) plus 1.5%. Principal payments are made as cash is received from customers for accounts receivable. Borrowings are based on formulas involving balances of eligible accounts receivable and inventories. The line of credit agreement expires in March 2001.

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere herein.

Results of Operations:

Net sales decreased $352 thousand (10%) for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. In the prior year, the Company was beginning the transition from selling its products directly to electrical distribution customers to selling its products to Hubbell Incorporated ("Hubbell") for resale into electrical distribution. During this period, Hubbell placed significant stocking orders. The Company also had some residual direct sales to electrical distributors. In the current quarter there were no direct sales to electrical distributors and sales to Hubbell were at a maintenance level. The combination of these factors reduced sales by $479 thousand in the current quarter.

Sales to the US government increased $233 thousand in the current period as compared to the prior year. During the past year, the Company has begun developing new government opportunities and expects this area of its business to expand.

Fee income from Thomson Consumer Electronics ("TCE") increased $98 thousand for the current period. During the three months ended June 30, 1998, the Company changed its method of doing business with TCE from product sales to fee income. This increase in fee income was offset by reduction of product sales to TCE of more than $200 thousand. However, the margin on the fee income exceeded the margin on product sales lost.

Gross Profit increased $24 thousand in the current period as compared to the prior year. As a percentage of sales, gross profit increased from 36% for the three months ended June 30, 1998 to 40% in the current three month period. This increase is due to several factors as follows:
Fee income from TCE yields a substantially greater margin than the product sales that it displaces.
During the last half of fiscal 1999, the Company focused on decreasing its direct product costs for several product lines. The impact of these reductions began during the fourth quarter of the last fiscal year. This reduction effort will be completed by the third quarter of the current fiscal year, which management anticipates will reduce direct product costs by approximately
$750 thousand per year.
Indirect costs decreased by $100 thousand in the current period as compared to the prior year. This is the result of staff headcount reductions made in March 1999 and substantial improvements in productivity.

Operating Expenses increased $19 thousand during the three months ended
June 30, 1999 compared to the same period of the prior year. Research and development expenses decreased $22 thousand as the result of reductions in payments to Underwriters Laboratories (UL). These reductions were the result of non-recurring expenses in the prior period that related to re-certification of all Company products.
Selling, general and administrative expenses increased $41 thousand primarily as a result of an increase in bonus expense accrual for the current period.

Net Earnings increased $4 thousand for the three months ended June 30, 1999, compared to the same period in the prior year. This increase was primarily the result of significant improvements in gross margin performance offset by a small increase in expenses, as described above.

Liquidity and Capital Resources:

Cash flows from operating activities were $456 thousand for the three months ended June 30, 1999, compared to $484 thousand for the three months ended June 30, 1998. This small change was the result of several factors, none of which are individually significant.

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations - continued

Accounts receivable increased by $305 thousand in the current period, principally as a result of slow payments by two customers, which the Company is working to correct. In the prior year, accounts receivable decreased as a result of elimination of two customers that were chronically late with their payments.

Inventories decreased in the current period by $161 thousand due to much better inventory planning and control resulting from implementation of a new enterprise resource planning "ERP" system in January 1999. Since implementation, the direct cost of inventory has decreased more than $500 thousand. In the prior year, inventories increased as a result of the ramp up for Hubbell stocking orders discussed above.

Accounts payable increased $246 thousand for the three months ended
June 30, 1999 compared to a decrease of $137 thousand in the same period of the prior year. These changes are the result of timing of supplier invoicing and payments, neither of which are indicative of underlying changes in payment patterns.

Factors Affecting Future Results:

The statements contained in this Report that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding the Company's plans and opportunities, existing or anticipated products, market opportunities, expectations, goals, revenues, financial performance, strategies, intentions for the future and any other statements to the effect that the Company or its management "believes", "expects", "anticipates", "plans", or other similar expressions. Such forward-looking statements may be included under Items 1 and 2 of Part I of this Report. All forward-looking statements included in this Report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update a forward-looking statements. It is important to note that such statements may not prove to be accurate, and that the Company's actual results and future events could differ materially from those anticipated in such statements. Many factors could cause actual results to differ materially from the Company's expectations, including, without limitation, the factors identified below.

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

Liquidity and capital resources. Although the Company's liquidity was negative at June 30, 1999, management believes the Company can fund its operations during fiscal 2000 from financing arrangements in place and internally generated cash flows. As disclosed in Note 4 to the Company's consolidated financial statements, the Company has $961 thousand of current maturities of long term debt due in fiscal 2000. Of this amount, $600,000 is due to a shareholder and board member of the Company. Management expects to either refinance or restructure this obligation or extend its term beyond one year.

Year 2000. Management implemented a plan for compliance with Year 2000 requirements in fiscal 1998. This plan included the upgrade of all hardware systems in fiscal 1998 at a capital cost of approximately $125 thousand; implementation of a new enterprise management system in fiscal 1999, described below; and evaluation of other hardware, suppliers, customers, financial institutions, and other third parties with whatever corrective action is required, in fiscal 2000.

The Company contracted with a global supplier of enterprise management software to install an information system that is

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations - continued

Y2K compliant. This system was installed in January 1999. The previous system was significantly out of date and had many deficiencies as a management tool. Implementation of the new system has been part of ongoing improvements to Company operations with Y2K compliance being an important but incidental benefit. This system and resulting Y2K compliance cost the Company approximately $300,000 in fiscal 1999 for capital expenditures to be amortized over 3-7 years. In addition, significant internal resources were diverted to this project. Internal resources used for this project are comprised of existing human resources that caused no incremental financial costs to the Company as a result of this project.

In addition, the Company has taken steps to ensure that its banking and lending relationships are with Y2K compliant financial institutions. During fiscal 2000, the Company will work with its major customers and suppliers to ensure that Y2K compliance issues will not interrupt the normal activities supported by these relationships. None of these items is expected to involve material investment or expense to the Company in fiscal 2000.

                                               PART II - OTHER INFORMATION


Item 6.                   Exhibits and Reports on Form 8-k

                  Exhibits

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



                                         EFI ELECTRONICS CORPORATION
                                         (Registrant)


August 13, 1999
                                         Richard D. Clasen
                                         Chief Executive Officer, President and
                                         Director (Principal Executive Officer)



August 13, 1999
                                        David G. Bevan
                                        Chief Financial Officer, Executive Vice
                                        President & Secretary (Principal
                                        Financial Officer)