Form 10QSB
period 1999-09-30
EFI ELECTRONICS CORP
filed 1999-11-15
CIK 785970

FORM 10-QSB


                                        U.S. SECURITIES AND EXCHANGE COMMISSION
                                                       WASHINGTON, D.C.  20549


                           (Mark one)

                             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                         OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended                   September 30, 1999

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


  Check whether the registrant (1) has filed all reports required to be filed by
  Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
   the past 90 days.    X  Yes      No



Number of shares of the registrant's $0.0001 par value common stock outstanding at November 12,1999: 5,574,460

EFI Electronics Corporation



INDEX TO FORM 10-QSB



PART I    FINANCIAL INFORMATION                                            PAGE


         Item 1.  Consolidated Financial Statements

              Balance Sheets as of September 30, 1999 (Unaudited)  and
              March 31,.... ................................................  3

              Statements of Earnings and Comprehensive Income (Loss) (Unaudited)
              for the three months ended September 30, 1999 and 1998 .........4

              Statements of Earnings and Comprehensive Income (Loss) (Unaudited)
              for the six months ended September 30, 1999 and 1998 ...........5

              Statements of Cash Flows ( Unaudited) for the six months
              ended September 30, 1999 and 1998 (Unaudited)...................6

              Notes to Financial Statements (Unaudited).................7  -  9


         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations.........................................10  -  12


PART II   OTHER INFORMATION


         Item 4.  Submission of Matters to a Vote of Security Holders........13

         Item 6.  Exhibits and Reports on Form 8-K...........................13

         Signatures..........................................................13

EFI Electronics Corporation

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

CONSOLIDATED BALANCE SHEETS
                                      SEPTEMBER 30, 1999          MARCH 31, 1999
ASSETS
Current assets:
     Cash and cash equivalents           $     65,848          $        263,135
     Receivables, net                       2,437,909                 2,241,200
     Inventories, net                       1,950,110                 2,119,336
     Prepaid expenses                         142,861                   221,986
         Total current assets               4,596,728                 4,845,657

Property - net                              2,369,137                 2,448,376
Other assets:
     Goodwill, net                            680,805                   742,803
     Other assets                              72,787                    43,991
         Total other assets                   753,592                   786,794
              Total assets               $  7,719,457          $      8,080,827

LIABILITIES
Current liabilities:
     Revolving line of credit            $  1,918,937              $  2,583,210
     Current maturities of
     capital lease obligations                161,676                   177,763
     Current maturities of notes payable      933,004                   990,533
     Accounts payable                       1,405,767                   825,291
     Reserve for customer warranty claims
       current                                201,014                   215,000
     Accrued liabilities                      129,324                   303,982
         Total current liabilities          4,749,722                 5,095,779
Long-term liabilities:
     Reserve for customer warranty
     claims long-term                        205,371                    122,738
     Capital lease obligations, less
     current maturities                       94,518                    163,350
     Notes payable, less current maturities  813,365                    817,726
         Total long-term liabilities       1,113,254                  1,103,814
              Total Liabilities            5,862,976                  6,199,593

STOCKHOLDERS' EQUITY
     Common stock                                558                       558
     Additional paid-in capital            3,117,190                 3,117,190
     Accumulated other comprehensive loss -
       foreign currency
       translation adjustment               (124,722)                  (27,506)
      Accumulated deficit                   (926,545)                 (999,008)
                                           2,066,481                 2,091,234
Less:
     Notes receivable from officer          (210,000)                 (210,000)
         Total stockholders' equity        1,856,481                 1,881,234
              Total liabilities
         and stockholders' equity         $7,719,457                $8,080,827

                               See notes to financial statements.

 EFI Electronics Corporation

CONSOLIDATED STATEMENT OF EARNINGS
AND COMPREHENSIVE INCOME ( LOSS ) (Unaudited)


For the three months ended September              1999                     1998

Net sales                                  $ 3,294,232              $ 4,269,608
Cost of sales                                2,092,087                2,842,664
Gross profit                                 1,202,145                1,426,944
Operating expenses:
     Selling, general and
        administrative expenses                868,512                  984,493
     Research and development                  150,051                  147,395
         Total operating expenses            1,018,563                1,131,888
Earnings from operations                       183,582                  295,056
Other income/(expense):
      Interest expense                        (109,201)                (133,309)
     Other, net                                (33,415)                 (35,378)
         Total other expense, net             (142,616)                (168,687)
Earnings before income taxes                    40,966                  126,369
Income taxes                                       -0-                      -0-
Net earnings                                    40,966                  126,369
Other comprehensive income - foreign currency
    translation adjustment                     (65,570)                  54,412
Comprehensive income / (loss)           $      (24,604)            $    180,781

Earnings per share:

     Basic                              $         0.01            $        0.02
     Diluted                            $         0.01            $        0.02


Weighted average shares outstanding

     Basic                                   5,574,460                5,574,460
     Diluted                                 5,581,023                5,574,460








                             See notes to financial statements.

EFI Electronics Corporation

CONSOLIDATED STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME ( LOSS )(Unaudited)


For the six months ended September 30             1999                     1998

Net sales                                  $ 6,523,838              $ 7,851,661
Cost of sales                                4,021,977                5,148,977
Gross profit                                 2,501,861                2,702,684
Operating expenses:
     Selling, general and
        administrative expenses              1,786,608                1,861,090
     Research and development                  333,894                  353,527
         Total operating expenses            2,120,502                2,214,617
Earnings from operations                       381,359                  488,067
Other income/(expense):
     Interest expense                         (239,334)                (270,362)
     Other, net                                (69,562)                 (64,226)
         Total other expense, net             (308,896)                (334,588)
Earnings before income taxes                    72,463                  153,479
Income taxes                                       -0-                      -0-
Net earnings                                $   72,463              $   153,479
Other comprehensive income  foreign currency
      translation adjustment                   (97,216)                  61,800
Comprehensive income / (loss)             $    (24,753)             $   215,279

Earnings per share:

     Basic                             $          0.01            $        0.03
     Diluted                           $          0.01            $        0.03


Weighted average shares outstanding

     Basic                                    5,574,460               5,556,448
     Diluted                                  5,579,184               5,556,448









                          See notes to financial statements.

EFI ELECTRONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

For the six months ended September 30,                    1999             1998
Cash flows from operating activities:
    Net earnings                                     $  72,463       $  153,479
    Adjustments to reconcile net earnings to net cash
    provided by  operating activities:
         Depreciation                                  351,505          364,843
         Amortization                                   61,999           70,514
         Provision for obsolete inventory               50,000          100,475
         Provision for bad debts                        49,522           21,244
         Provision for warranty expenses               201,542          132,463
         Increase/(decrease) in cash due to change in:
                       Receivables                    (255,314)         341,577
                       Inventories                     119,719         (403,041)
                       Prepaid expenses                 78,288          (71,148)
                       Other assets                     10,215            5,169
                       Accounts payable                582,953          142,101
                       Warranty payments              (132,895)         (42,252)
                      Accrued liabilities             (174,465)         105,073
                  Net cash provided by
                  operating activities               1,015,532          920,497
Cash flows from investing activities:
             Investment in subsidiary                  (39,011)             -0-
            Capital expenditures                      (273,363)        (425,403)
                  Net cash used in investing
                  activities                          (312,374)        (425,403)
Cash flows from financing activities:
         Net change under revolving line of credit    (664,273)        (230,883)
         Principal payments on notes payable          (204,129)        (161,623)
         Principal payments under capital
         lease obligations                             (84,537)         (77,477)
         Proceeds from borrowings under
         capital lease obligations                     142,238               -0-
         Proceeds from exercise of stock options           -0-           22,058
                  Net cash (used in)
                  financing activities                (810,701)        (447,925)
Effect of exchange rate changes on cash                (89,744)          61,800
Net increase in cash and cash equivalents             (197,288)         108,969
Cash and cash equivalents at beginning of period       263,135            9,566
Cash and cash equivalents at end of period          $   65,848     $    118,535

Supplemental disclosures of cash flow information:
         Cash paid during the period for:
                  Income taxes                      $     -0-      $        -0-
                  Interest                          $  220,821      $   278,000
Supplemental schedule of non-cash investing activities:
1999 The Company retired fully depreciated property having an initial cost of $307,624.


                            See notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In the opinion of Management, the accompanying consolidated financial statements contain adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of EFI Electronics Corporation
(the "Company") and subsidiary at September 30, 1999 and March 31, 1999, and the results of their operations and their cash flows for the three and six months ended September 30, 1999 and 1998. The results of operations for the three months and six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

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

1.  RECEIVABLES

Receivables consisted of the following:
                                        September 30,1999         March 31, 1999

Trade and other receivables                    $2,489,112           $ 2,256,864
Allowance for doubtful accounts                   (51,203)              (15,664)
Total Receivables                              $2,437,909           $ 2,241,200

2.  INVENTORIES

Inventories consisted of the following:
                                        September 30, 1999       March 31, 1999

Raw materials                                   $1,398,065          $ 1,238,439
Work-in-process                                    101,562              121,775
Finished goods                                     490.552              889,344
                                                 1,990,179            2,249,558
Less allowance for obsolete inventory              (40,069)            (130,222)
 Inventories, net                               $1,950,110          $ 2,119,336

3.  NET EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during each period. Diluted earnings per share are similarly calculated, except that the weighted average number of shares outstanding includes shares that may be issued subject to existing rights with dilutive potential.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (Unaudited)

The following data show the amounts used in computing earnings per share, including the weighted average number of shares and dilutive potential common stock.

                                               Six Months Ended September 30,
                                               1999                      1998
Shares outstanding during
the entire period                           5,574,460                 5,504,644
Weighted average shares
issued during the period                          -0-                    51,804

Weighted average number of                  _________                 _________
shares used in basic EPS                    5,574,460                 5,556,448
Dilutive effect of stock
options and warrants                            4,724                        -0-
Weighted average number of
shares and dilutive                        __________                 __________
potential stock used in dilutive EPS        5,579,184                 5,556,448




                                               Three Months Ended September 30,
                                             1999                         1998
Shares outstanding during
the entire period                           5,574,460                 5,574,414
Weighted average shares
issued during the period                          -0-                        46

Weighted average number of                  _________                 _________
shares used in basic EPS                    5,574,460                 5,574,460
Dilutive effect of stock
options and warrants                            6,563                        -0-

Weighted average number of
shares and dilutive                        __________                 _________
potential stock used in dilutive EPS        5,581,023                 5,574,460


4.  REVOLVING LINE OF CREDIT, CAPITAL LEASE OBLIGATIONS AND NOTES PAYABLE

At September 30 and March 31, 1999, revolving line of credit, capital lease obligations and notes payable, the carrying value of which approximates fair value, consisted of the following:

                                             September 30, 1999  March 31, 1999

Revolving line of credit                          $   1,918,937     $ 2,583,210

Capitalized lease obligations                      $    256,194      $  341,113
Less current maturities                                (161,676)       (177,763)
     Capitalized lease obligations                     ________        ________
     (less current maturities)                   $       94,518     $   163,350

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (Unaudited)

                                        September 30, 1999       March 31, 1999

Notes payable:
   Collateralized promissory note                 $540,517         $    654,877
   Uncollateralized subordinated
   note - director                                 900,000              900,000
   Collateralized promissory
   note - machinery                                112,740              133,243
   Uncollateralized note - acquisition              50,874              120,139
                                                 _________            _________
                                                 1,604,131            1,808,259
Less current maturities                           (933,004)            (990,533)
         Total notes payable, less               _________            _________
         current installments                 $    671,127         $    817,726

The revolving line of credit in place at September 30, 1999, provides for borrowings up to $3,700,000 collateralized by accounts receivable and inventories. Interest is payable monthly at a rate of prime
(8.25% as of September 30, 1999) plus 2.5%. Principal payments are made as cash is received from customers for accounts receivable. Borrowings are based on formulas involving balances of eligible accounts receivable and inventories.
The line of credit agreement expires in March 2001.

Item 2.           Management's Discussion and Analysis of

                  Financial Condition and Results of Operations

General:

The following discussion should be read in conjunction with the unaudited financial statements and notes contained in this report and in conjunction with " Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements included in the Company's report on Form 10-KSB for the year ended March 31, 1999.

Results of Operations:

Net Sales for the three-month period ended September 30, 1999, decreased by $975 thousand (23%) compared to the three month period ended September 30, 1998. For the six months ended September 30, 1999, net sales decreased $1.3 million (17%) over the previous year.

In the prior year, the Company was beginning the transition from selling certain of its products directly to electrical distribution customers to selling its products to Hubbell Incorporated ( "Hubbell" ) for resale into electrical distribution markets. During this period, Hubbell placed significant stocking orders. The Company also had some residual direct sales to electrical distributors. In the three-month period and six month period ended
September 30, 1999 there were no direct sales to electrical distributors and sales to Hubbell were at a maintenance level. The combination of these factors reduced sales by $331 thousand in the three-month period and $810 thousand year to date in 1999.

In June 1998, the Company changed its method of doing business with Thompson Consumer Electronics ( "TCE" ). The Company no longer sells products to TCE, instead the Company is paid a fee income based on the number of units sold by TCE. This change resulted in a reduction of revenue from this source of $457 thousand in the three-month period and $576 thousand year to date in 1999. This revenue decrease was partially offset by improved gross profit from the fee income.

In the three-month period ending September 30, 1998,  the Company sold
$277 thousand of custom obsolete inventory to a previous private label customer at much lower than average margins in order to avoid writing this inventory off. This one-time event did not recur in the current year.

Sales to the US government and other customers for both the current three-month period and year to date in 1999 were slightly ahead of the same periods in the prior year.

Gross Profit for the three-month period ended September 30, 1999, declined
$225 thousand (16%) compared to the three months ended September 30, 1998.
For the six months ended September 30, 1999, gross profit decreased by $201 thousand (7%). The Company's gross margin improved to 36% of net sales in the three-month period ended September 30, 1999 as compared to 33% in the prior year. For the six months ended September 30, 1999 gross margin was 38% as compared to 34% in the prior year. The decrease in the amount of gross profit was attributable to the sales decline offset by significant improvements in indirect costs and direct material. The improvement of gross margin percentage was due to several factors as follows:
Fee income from TCE yields a substantially greater margin than the product sales that it displaces. During the last half of fiscal 1999, the Company focused on decreasing its direct product costs for several product lines.
The impact of these reductions began during the fourth quarter of the last fiscal year. This reduction effort will be completed by the third quarter of the current fiscal year, which management anticipates will reduce direct product costs by approximately $750 thousand per year.
Indirect costs decreased by $166 thousand in the current three-month period and $240 thousand year to date. This is the result of staff headcount reductions made in March 1999, reductions in scrap and rework and substantial improvements in productivity.

Item 2.           Management's Discussion and Analysis of

Operating Expenses for the three months ended September 30, 1999 decreased by $113 thousand (10%), compared to the three months ended September 30, 1998. For the six month period ended September 30, 1999, operating expenses were $94 thousand ( 4% ) lower than in the previous year.

Research and development expenses increased only $3 thousand for the three-month period, but decreased year to date by $20 thousand as the result of reductions in payments to Underwriters Laboratories (UL). These reductions were the result of non-recurring expenses in the prior period that related to re-certification of all Company products.

Selling, general and administrative expenses decreased $116 thousand during the three month period of 1999 and $74 thousand year to date as a result of lower selling expenses related to the change from selling direct to electrical distribution to Hubbell as described above and lower bonus expenses.

Net Earnings for the three months ended September 30, 1999, declined by $85 thousand as compared to the three months ended September 30, 1998, as a result of the above described factors. These same factors accounted for the $81 thousand decline in net earnings for the six-month period ended
September 30, 1999 as compared to the same period in 1998.

Liquidity and Capital Resources:

Cash Flows from Operating Activities for the six months ended September 30, 1999 increased by $95 thousand compared to the six months ended September 30, 1998. In addition to net earnings and non-cash items for the six months, the items that influenced this increase are described below:

         Receivables increased by $197 thousand net of bad debt allowance during the first half. This increase is due primarily to significantly higher sales in September as compared to the other months in the quarter.

         Inventories decreased by $169 thousand. This decrease is due primarily to the strong sales effort at quarter end.

         Accounts payable increased by $583 thousand during the first six months of fiscal 2000. The Company has maintained adequate relationships with its suppliers and remains on "open account" with all significant vendors.

         Accrued liabilities decreased $174 thousand for the period ended September 30, 1999. This decrease is due to normal fluctuations in payroll and fringe benefit accruals, which are affected by timing of actual payments made.

         Reserve for customer warranty increased $68 thousand as a result of increased product shipments.

Cash Flows used in Investing Activities decreased for the six months ended September 30, 1999 by $113 thousand compared to the six months ended
September 30, 1998, primarily as a result of reductions in capital expenditures.

Cash Flows used in Financing Activities increased by $363 thousand for the six months ended September 30, 1999 compared to the six months ended
September 30, 1998 as the Company significantly reduced its reliance on outside sources of financing.

Management believes that existing cash balances, borrowings available under the line of credit, and cash generated from operations will be adequate to meet the Company's anticipated cash requirements through March 31, 2000. Management's expectations are subject to risks and uncertainties that include, but are not limited to, the Company's dependence on several key customers and its limited liquidity and financial condition.

Item 2.           Management's Discussion and Analysis of

Factors Affecting Future Results:

This Form 10-QSB may contain forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995
(Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934). These can be identified by the use of forward-looking terminology such as"may," "will," "should," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other variations thereon or comparable terminology. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise.

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

Year 2000

The Company has addressed Year 2000 (Y2K) compliance issues. The Company's current software information systems are Y2K compliant. The Company installed an information system that complies with Y2K requirements. Compliance with Y2K requirements cost the Company an estimated $300,000 in fiscal year 1999 capital expenditures amortized over 3-7 years. In addition, significant internal resources were diverted to this project.

 In addition, the Company has taken steps to ensure that its banking and lending relationships are with Y2K compliant financial institutions. During fiscal 2000, the Company will continue to work with its major customers and suppliers to ensure that Y2K compliance issues will not interrupt the normal activities supported by these relationships. None of these items is expected to involve material investment or expense to the Company in fiscal 2000

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders



The registrant held its Annual Meeting of Shareholders on July 29, 1999.
The shareholders elected the following Board of Directors to serve for one year:

                  Name                      Shares Voted For
                  Gaylord K. Swim            4,233,122
                  Richard D. Clasen          4,233,122
                  Hans Imhof                 4,233,122
                  James H. Biggart           4,232,913
                  Reino Kerttula             4,232,913


The shareholders ratified the appointment of Grant Thornton LLP as independent auditors for the fiscal year 2000 by a vote of 4,241,774 for and 3,767 against.

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

                                                   EFI ELECTRONICS CORPORATION
                                                            (Registrant)

November 12, 1999
                                         Richard D. Clasen
                                         Chief Executive Officer, President and
                                         Director (Principal Executive Officer)

November 12, 1999
                                         David G. Bevan
                                         Chief Financial Officer, Executive Vice
                                         President & Secretary (Principal
                                         Financial Officer)