Form 10QSB
period 1999-12-31
EFI ELECTRONICS CORP
filed 2000-02-15
CIK 785970

FORM 10-QSB


                                        U.S. SECURITIES AND EXCHANGE COMMISSION
                                                WASHINGTON, D.C.  20549


                           (Mark one)

                            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended         December 31, 1999


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


         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. x Yes No

         Number of shares of the registrant's $0.0001 par value common stock outstanding at February 1, 2000 5,575,638 shares.

      Transitional Small Business Disclosure Format     Yes ____      No _X___

EFI Electronics Corporation

INDEX TO FORM 10-QSB



PART I    FINANCIAL INFORMATION                                            PAGE


         Item 1.  Consolidated Financial Statements

                  Balance Sheets as of December 31, 1999 (Unaudited)  and
                  March 31, 1999 .............................................3

                  Statements of Operations and Comprehensive Income (Loss) (Unaudited)
                  for the three months ended December 31, 1999 and 1998 ......4

                  Statements of Operations and Comprehensive Income (Loss) (Unaudited)
                  for the nine months ended December 31, 1999 and 1998 .......5

                  Statements of Cash Flows ( Unaudited) for the nine months
                  ended December 31, 1999 and 1998 ...........................6

                  Notes to Financial Statements (Unaudited).............7  -  9


         Item 2.  Management's Discussion and Analysis or
                   Plan of Operations ................................10  -  12


PART II   OTHER INFORMATION



           Item 6.  Exhibits and Reports on Form 8-K.........................13

         Signatures..........................................................13

EFI Electronics Corporation

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

CONSOLIDATED BALANCE SHEETS
                                    December 31, 1999            March 31, 1999
                                           (Unaudited)
ASSETS
Current assets:

     Cash and cash equivalents             $   26,102               $   263,135
     Receivables, net                       2,390,321                 2,241,200
     Inventories, net                       1,693,449                 2,119,336
     Prepaid expenses                         118,118                   221,986
         Total current assets               4,227,990                 4,845,657

Property - net                              2,455,355                 2,448,376
Other assets:
     Goodwill, net                            649,806                   742,803
     Other assets                              76,281                    43,991
         Total other assets                   726,087                   786,794
              Total assets                 $7,409,432                $8,080,827

LIABILITIES
Current liabilities:
     Revolving line of credit            $  1,783,624              $  2,583,210
     Current maturities of
     capital lease obligations                159,958                   177,763
     Current maturities of notes payable      503,940                   990,533
     Accounts payable                       1,157,100                   825,291
     Reserve for customer
     warranty claims - current                192,751                   215,000
     Accrued liabilities                      340,931                   303,982
         Total current liabilities          4,138,304                 5,095,779
Long-term liabilities:
     Reserve for customer warranty
     claims - long-term                       185,193                   122,738
     Capital lease obligations,
     less current maturities                  323,986                   163,350
     Notes payable, less current maturities   996,685                   817,726
         Total long-term liabilities        1,505,864                 1,103,814
              Total liabilities             5,644,168                 6,199,593

STOCKHOLDERS' EQUITY
     Common stock                                 558                       558
     Additional paid-in capital             3,117,190                 3,117,190
     Accumulated other comprehensive loss -
             foreign currency translation
             adjustment                      (156,047)                  (27,506)
      Accumulated deficit                    (986,437)                 (999,008)
                                            1,975,264                 2,091,234
Less:
       Notes receivable from officer         (210,000)                 (210,000)
         Total stockholders' equity         1,765,264                 1,881,234
              Total liabilities and

              stockholders' equity         $7,409,432                $8,080,827

                            See notes to financial statements.

EFI Electronics Corporation

CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE
INCOME ( LOSS ) (Unaudited)


For the three months ended December 31,         1999                       1998

Net sales                                 $ 2,853,241               $ 3,461,503
Cost of sales                               1,686,451                 2,272,761
Gross profit                                1,166,790                 1,188,742
Operating expenses:
     Selling, general and

           administrative expenses            901,813                   858,328
     Research and development                 172,730                   156,894
         Total operating expenses           1,074,543                 1,015,222
Earnings from operations                       92,247                   173,520
Other income/(expense):
      Interest expense                       (106,253)                 (108,990)
     Other, net                               (45,886)                  (27,066)
         Total other expense, net            (152,139)                 (136,056)
Earnings / (loss) before income taxes         (59,892)                   37,464
Income taxes                                      -0-                       -0-
Net earnings / (loss)                         (59,892)                   37,464
Other comprehensive income - foreign currency
         translation adjustment               (31,775)                  (64,067)
        Comprehensive income / (loss)    $   ( 91,667)              $   (26,603)

Earnings/ (loss) per share:

     Basic                               $    (  0.01)              $      0.01
     Diluted                             $    (  0.01)              $      0.01

Weighted average shares outstanding

     Basic                                  5,574,853                 5,574,460
     Diluted                                5,574,853                 5,574,460








                       See notes to financial statements.

EFI Electronics Corporation

CONSOLIDATED STATEMENTS
OF OPERATIONS AND
COMPREHENSIVE INCOME ( LOSS )
(Unaudited)


For the nine months ended December 31,           1999                      1998

Net sales                                 $ 9,377,079              $ 11,313,164
Cost of sales                               5,708,428                 7,421,738
Gross profit                                3,668,651                 3,891,426
Operating expenses:
     Selling, general and

        administrative expenses             2,688,421                 2,719,418
     Research and development                 506,624                   510,421
         Total operating expenses           3,195,045                 3,229,839
Earnings from operations                      473,606                   661,587
Other income/(expense):
     Interest expense                        (345,587)                 (379,352)
     Other, net                              (115,448)                  (91,292)
         Total other expense, net            (461,035)                 (470,644)
Earnings before income taxes                   12,571                   190,943
Income taxes                                      -0-                       -0-
Net earnings                               $   12,571                 $ 190,943
Other comprehensive income - foreign currency
      translation adjustment                 (128,541)                   (8,137)
Comprehensive income / (loss)               $(115,970)                $ 182,806

Earnings  per share:

     Basic                            $          0.00             $        0.03
     Diluted                          $          0.00             $        0.03


Weighted average shares outstanding

     Basic                                  5,574,591                 5,556,448
     Diluted                                5,582,674                 5,556,448








                         See notes to financial statements.

EFI ELECTRONICS CORPORATION



CONSOLIDATED STATEMENTS OF CASHFLOWS  (Unaudited)

For the nine months ended December 31,                   1999              1998
Cash flows from operating activities:
    Net earnings                                    $  12,571        $  190,943
    Adjustments to reconcile net earnings to net cash
    provided by  operating activities:
         Depreciation                                 481,056           536,985
         Amortization                                  92,997            92,851
         Provision for obsolete inventory             (52,653)          127,503
         Provision for bad debts                       35,977            38,273
         Provision for warranty expenses              209,273           300,049
         Increase/(decrease) in cash due to change in:
             Receivables                             (171,899)        1,195,812
             Inventories                              488,481           (90,226)
             Prepaid expenses                          45,269           (58,514)
             Other assets                               6,721            17,464
             Accounts payable                         343,024          (661,371)
             Warranty payments                       (169,066)         (190,255)
             Accrued liabilities                       37,837            49,518
         Net cash provided by operating activities 1,359,588 1,549,032 Cash flows from investing activities:

   Investment in joint venture                        (39,011)              -0-
   Capital expenditures                              (221,845)         (521,903)
         Net cash used in investing activities       (260,856)         (521,903)
Cash flows from financing activities:
   Net change under revolving line of credit         (799,586)         (649,168)
   Principal payments on notes payable               (307,634)         (275,364)
   Principal payments under capital lease obligations(126,455)         (117,747)
   Proceeds from exercise of stock options                -0-            22,058
         Net cash (used in)  financing activities  (1,233,675)       (1,020,221)
Effect of exchange rate changes on cash              (102,090)           (2,267)
Net increase/(decrease)in cash and cash equivalents  (237,033)            4,641
Cash and cash equivalents at beginning of period      263,135             9,566
Cash and cash equivalents at end of period         $   26,102     $      14,207

Supplemental disclosures of cash flow information: Cash paid during the period for:

                  Income taxes                    $       -0-     $         -0-
                  Interest                        $   327,788     $     402,154
Supplemental schedule of non-cash investing activities:

1999     The Company retired  fully depreciated property having an initial cost of $307,624.


                        See notes to financial statements.

EFI ELECTRONICS CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In the opinion of Management, the accompanying consolidated financial statements contain adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of EFI Electronics Corporation (the "Company") and subsidiary at December 31, 1999 and March 31, 1999, and the results of their operations and their cash flows for the three and nine months ended December 31, 1999 and 1998. The results of operations for the three months and nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as specified by the instructions to Form 10-QSB and Item 310 of Regulation S-B. It is suggested that these financial statements and related notes be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

1.  RECEIVABLES

Receivables consisted of the following:
                                         December 31,1999        March 31, 1999

Trade and other receivables                    $2,441,572           $ 2,256,864
Allowance for doubtful accounts                   (51,251)              (15,664)
Total Receivables                              $2,390,321           $ 2,241,200

2.  INVENTORIES

Inventories consisted of the following:
                                        December 31, 1999        March 31, 1999

Raw materials                                  $1,309,741           $ 1,238,439
Work-in-process                                   118,449               121,775
Finished goods                                    342,829               889,344
                                                1,771,019             2,249,558
Less allowance for obsolete inventory             (77,570)             (130,222)
 Inventories, net                              $1,693,449           $ 2,119,336

3.  NET EARNINGS / (LOSS) PER COMMON SHARE

Basic earnings / (loss) per share is computed by dividing net earnings by the weighted average number of shares outstanding during each period. Diluted earnings / (loss) per share are similarly calculated, except that the weighted average number of shares outstanding includes shares that may be issued subject to existing rights with dilutive potential.

The following data show the amounts used in computing earnings per share, including the weighted average number of shares and dilutive potential common stock.

                                                  Nine Months Ended December 31,
                                                     1999                  1998
Shares outstanding during

the entire period                               5,574,460             5,504,644
Weighted average shares issued
during the period                                     131                51,804
                                                ---------            ----------
Weighted average number of
shares used in basic EPS                        5,574,591             5,556,448
Dilutive effect of stock
options and warrants                                8,083                   -0-
Weighted average number of                     ----------            ----------
shares and dilutive potential
stock used in diluted EPS                       5,582,674             5,556,448


                                                Three Months Ended December 31,
                                                     1999                  1998
Shares outstanding during

the entire period                               5,574,460             5,574,414
Weighted average shares issued
during the period                                     393                    46
                                               ----------            ----------
 Weighted average number of
shares used in basic EPS                        5,574,853             5,574,460
Dilutive effect of stock
options and warrants                                  -0-                   -0-

Weighted average number of
shares and dilutive potential                  ----------            ----------
stock used in diluted EPS                       5,574,853             5,574,460


4.  REVOLVING LINE OF CREDIT, CAPITAL LEASE OBLIGATIONS AND NOTES PAYABLE

At December 31 and March 31, 1999, revolving line of credit, capital lease obligations and notes payable, the carrying value of which approximates fair value, consisted of the following:

                                         December 31, 1999       March 31, 1999

Revolving line of credit                     $   1,783,624          $ 2,583,210

Capitalized lease obligations                $     483,944          $   341,113
Less current maturities                           (159,958)            (177,763)
     Capitalized lease obligations              ----------           ----------
     (less current maturities)               $     323,986          $   163,350

                                          December 31, 1999      March 31, 1999

Notes payable:
   Collateralized promissory note              $    481,920        $    654,877
   Uncollateralized subordinated
   note - director                                  900,000             900,000
   Collateralized promissory
   note - machinery                                 102,490             133,243
   Uncollateralized note
   - acquisition                                     16,215             120,139
                                                  1,500,625           1,808,259
Less current maturities                            (503,940)           (990,533)
         Total notes payable, less
          current installments                 $    996,685        $    817,726

The  revolving  line of  credit  in place at  December  31,  1999  provides  for borrowings up to $3,700,000 collateralized by accounts receivable and inventories. Interest is payable monthly at a rate of prime (8.5% as of December 31, 1999) plus 2.5%. Principal payments are made as cash is received from customers for accounts receivable. Borrowings are based on formulas involving balances of eligible accounts receivable and inventories. The line of credit agreement expires in March 2001.

Item 2. Management's Discussion and Analysis or Plan of Operations

General:

The following discussion should be read in conjunction with the unaudited financial statements and notes contained in this report and in conjunction with " Management's Discussion and Analysis or Plan of Operations" and the audited consolidated financial statements and notes included in the Company's Annual report on Form 10-KSB for the year ended March 31, 1999.

Results of Operations:

Net Sales for the three-month period ended December 31, 1999 decreased by approximately $608 thousand (18%) compared to the three month period ended December 31, 1998. For the nine months ended December 31, 1999, net sales decreased approximately $1.9 million (17%) over the same period of the previous year. The following factors were primarily responsible for the changes.

In the prior year, the Company was beginning the transition from selling certain of its products directly to electrical distribution customers to selling its products to Hubbell Incorporated ( "Hubbell" ) for resale into electrical distribution markets. During this period, Hubbell placed significant stocking orders. The Company also had some residual direct sales to electrical distributors. In the three-month period and nine-month period ended December 31, 1999 there were no direct sales to electrical distributors and sales to Hubbell were at a maintenance level. The combination of these factors reduced sales by approximately $229 thousand in the three-month period and approximately $1.0 million in the nine month period.

In June 1998, the Company changed its method of doing business with Thompson Consumer Electronics ( "TCE" ). The Company no longer sells products to TCE instead the Company is paid a fee income based on the number of units sold by TCE. Fee income for the three-month period ended December 31, 1999 increased approximately $67 thousand compared to the comparable three-month period in 1998. However, on a year-to-date basis this change reduced revenue by $509 thousand in 1999.The revenue decrease was offset by improved gross profit from the fee income.

Sales to US government agencies for the three-month period ended December 31, 1999 were approximately $211 thousand lower as compared to the same three- month period in 1998. Government sales for the nine-month period ended December 31, 1999 were approximately $ 160 thousand lower than for the comparable nine-month period in 1998. The decrease was due to the inventory reductions associated with the closing of the GSA regional warehouses, conclusion of the Social Security Administration contract and reduced computer sales during the third quarter of FY 2000 with respect to the Y2K issue. The Company expects an increase in Government sale during the next three month period.

International sales for the three- month period ended December 31, 1999 were $47,000 lower, primarily due to a slow down in the European machine tool market. International sales for the nine months ended December 31, 1999 were slightly below the comparable nine-month period in 1998.

In 1998, the Company sold approximately $277 thousand of custom obsolete inventory to a previous private label customer at much lower than average margins. This decision enabled the Company to recover its manufacturing cost and avoid a significant inventory writeoff. This one-time event did not recur in the current year.

Gross Profit for the three-month period ended December 31, 1999, declined approximately $22 thousand (2%) compared to the three months ended December 31, 1998. For the nine months ended December 31, 1999, gross profit decreased by approximately $223 thousand (6%). The Company's gross margin improved to 41% of net sales in the three-month period ended December 31, 1999 as compared to 34% in the prior year. For the nine months ended December 31, 1999 gross margin was 39% as compared to 34% in the prior year. The decrease in the amount of gross profit was primarily attributable to the sales decline offset by significant improvements in indirect costs and direct material. The improvement of gross margin percentage was primarily due to the following factors:

Item 2.           Management's Discussion and Analysis or Plan of Operations

Fee income from TCE yields a substantially greater margin than the product sales that it displaces.

During the last half of fiscal 1999, the Company focused on decreasing its direct product costs for several product lines. The impact of these reductions began during the fourth quarter of fiscal year 1999. This reduction effort has continued during the current fiscal year. Management anticipates the program will reduce direct product costs by approximately $750 thousand per year.

Indirect costs decreased by approximately $212 thousand in the three-month period ended December 31, 1999 and approximately $452 thousand for the nine month period ended December 31, 1999. This is primarily the result of staff headcount reductions made in March 1999, reductions in scrap and rework and substantial improvements in productivity.

Operating Expenses for the three months ended December 31, 1999 increased by approximately $59 thousand (6%), compared to the three months ended December 31, 1998. For the nine month period ended December 31, 1999, operating expenses were approximately $35 thousand ( 1% ) lower than in the same period of the previous year.

Research and development expenses increased approximately $16 thousand for the three-month period due to certification expenses for several new products. Research and development expenses for the nine-month period ended December 31, 1999 were slightly lower than in the previous year.

Selling, general and administrative expenses increased approximately $43 thousand during the three- month period ended December 31, 1999.The Company experienced one-time expenses associated with its ISO registration program and increases in its employee compensation costs. For the nine-month period ended December 31, 1999 administrative expenses were approximately $31 thousand lower than the same period of the prior year due primarily to the change from selling direct to electrical distribution customers to selling to Hubbell, as described above, and lower bonus expenses.

Net Earnings/ (Loss) for the three months ended December 31, 1999 declined by approximately $97 thousand as compared to the three months ended December 31, 1998, as a result of the sales decline and the increase in operating expenses. These earnings reductions were partially offset by improved gross margins and manufacturing efficiencies. These same factors primarily accounted for the approximate $178 thousand decline in net earnings for the nine-month period ended December 31, 1999 as compared to the same period in 1998.

Liquidity and Capital Resources:

Cash Flows From Operating Activities for the nine months ended December 31, 1999 decreased by approximately $189 thousand compared to the nine months ended December 31, 1998. In addition to net earnings and non-cash items for the nine months, the items that influenced this decrease are described below:

         Receivables increased by approximately $136 thousand net of bad debt allowance during the nine-month period. This increase was due primarily to significantly higher sales in December as compared to the other months in the quarter.

         Inventories decreased by approximately $436 thousand. This decrease was due primarily to the strong sales effort at quarter end.

         Accounts payable increased by approximately $343 thousand. The Company has maintained adequate relationships with its suppliers and remains on "open account" with all significant vendors.

Item 2.  Management's Discussion and Analysis or Plan of Operations


         Accrued liabilities increased approximately $38 thousand. This increase was due primarily to normal fluctuations in payroll and fringe benefit accruals, which are affected by timing of actual payments.

         Reserve for customer warranty increased approximately $40 thousand as a result of increased product shipments.

Cash Flows Used In Investing Activities increased slightly for the nine months ended December 31, 1999 as compared to the nine months ended December 31, 1998. An increase in the Company's investment in the EFI Asia Pacific joint venture was partially offset by reduced capital expenditures.

Cash Flows Used In Financing Activities decreased by approximately $58 thousand for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998 as the Company utilized external financing sources to launch a new product introduction.

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

These forward-looking statements are subject to risks and uncertainties that include, but are not limited to, the Company's limited liquidity and reliance on certain customers that represent significant portions of the Company's total revenue, as well as those identified in this report, described from time to time in the Company's other Securities and Exchange Commission filings, or discussed in the Company's press releases. Actual results may vary materially from expectations. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Year 2000

The Company addressed Year 2000 (Y2K) compliance issues. The Company's current software information systems are Y2K compliant. The Company installed an information system that complied with Y2K requirements. Compliance with Y2K requirements cost the Company an estimated $300,000 in fiscal year 1999 capital expenditures to be amortized over 3-7 years.

In addition, the Company took steps to ensure that its banking and lending relationships were with Y2K compliant financial institutions.During fiscal 2000, the Company continued to work with its major customers and suppliers to ensure that Y2K compliance issues would not interrupt the normal activities supported by these relationships. None of these items is expected to involve material investment or expense to the Company in fiscal 2000.

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

                                                 EFI ELECTRONICS CORPORATION
                                                            (Registrant)



    February 15, 2000
                                        ----------------------------------
                                        Richard D. Clasen
                                        Chief Executive Officer, President and
                                        Director (Principal Executive Officer)




   February 15, 2000
                                       -----------------------------------
                                       James A. Grada
                                       Controller ( Principal Financial Officer)